Form 10-Q
period 1996-03-31
RESOUND CORP
filed 1996-05-15
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- --  Act of 1934

For the quarterly period ended March 31, 1996 or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
- --  Act of 1934

    For the transition period from _______ to ________

    Commission file number 0-20046

                               RESOUND CORPORATION

             (Exact name of Registrant as specified in its charter)

                 California                                   77-0019588
          (State of Incorporation)                         (I.R.S. Employer
                                                          Identification No.)

        220 Saginaw Drive, Seaport Centre, Redwood City, California 94063
                    (Address of principal executive offices)

                                 (415) 780-7800
                         (Registrant's telephone number)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X                 No
                               -----                  -----

         The number of shares of Registrant's common stock issued and outstanding as of May 6, 1996 was 15,783,258 shares.

    This document consists of 12 pages of which this is page 1

PART I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets............................................      3

              Condensed Consolidated Statements of Income......................................      4

              Condensed Consolidated Statements of Cash Flows..................................      5

              Notes to Condensed Consolidated Financial Statements ............................  6 - 7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

              Results of Operations............................................................  7 - 9

              Liquidity and Capital Resources..................................................      9

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings................................................................     10

     Item 2.  Changes in Securities............................................................     10

     Item 3.  Defaults upon Senior Securities..................................................     10

     Item 4.  Submission of Matters to a Vote of Security Holders .............................     10

     Item 5.  Other Items......................................................................     11

     Item 6.  Exhibits.........................................................................     11

SIGNATURES.....................................................................................     12

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS

                                                                  March 31,        December 31,
                                                                     1996              1995
                                                                 -----------       ------------
                                                                 (Unaudited)          (Note)
Current assets:
   Cash and cash equivalents .............................        $  6,647         $  5,091
   Accounts receivable, net ..............................          18,811           17,746
   Inventories ...........................................          18,361           18,466
   Prepaid expenses and other ............................           2,762            2,441
                                                                  --------         --------
      Total current assets ...............................          46,581           43,744

Property and equipment, net ..............................           9,559            9,300
Other assets .............................................           2,409            2,634
Goodwill .................................................          26,488           27,692
                                                                  --------         --------
                                                                  $ 85,037         $ 83,370
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank loans and short-term notes payable ...............        $  6,959         $  7,475
   Accounts payable ......................................           9,085           10,189
   Accrued liabilities ...................................          13,693           13,135
   Long-term debt, current portion .......................           2,298            2,962
                                                                  --------         --------
      Total current liabilities ..........................          32,035           33,761
Long-term liabilities:
   Long-term debt, non-current portion ...................          22,848           23,647
   Accrued pension .......................................           6,128            6,216
   Minority interest .....................................           1,433            1,525
                                                                  --------         --------
      Total long-term liabilities ........................          30,409           31,388

Commitments and contingencies ............................              --               --

Shareholders' equity:
   Preferred stock .......................................           5,000               --
   Common stock ..........................................          54,698           54,292
   Accumulated deficit ...................................         (37,892)         (38,010)
   Cumulative translation adjustment......................             787            1,939
                                                                  --------         --------
      Total shareholders' equity .........................          22,593           18,221
                                                                  --------         --------
                                                                  $ 85,037         $ 83,370
                                                                  ========         ========

Note: The balance sheet at December 31, 1995 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)

                                                                   Three months ended
                                                                   ------------------

                                                                 March 31,      April 2,
                                                                   1996           1995
                                                                --------       --------

Net sales .....................................                 $ 27,264       $ 26,930
Cost of sales .................................                   12,556         13,236
                                                                --------       --------
     Gross profit .............................                   14,708         13,694

Operating expenses
     Research and development .................                    3,068          2,406
     Selling, general and administrative ......                   10,874         10,306
                                                                --------       --------
              Total operating expenses ........                   13,942         12,712
                                                                --------       --------

Income from operations ........................                      766            982

     Interest expense -- net ..................                     (595)          (440)
     Other income (expense) / minority interest                       (2)            41
                                                                               --------

Income before income taxes ....................                      169            583
     Provision for income taxes (1) ...........                       51            173
                                                                --------       --------
Net income ....................................                 $    118       $    410
                                                                ========       ========
Net income  per share .........................                 $   0.01       $   0.03
                                                                ========       ========
Shares used in per share calculation ..........                   16,119         15,703
                                                                ========       ========


     (1)   Consists principally of state and foreign income taxes.

      See Exhibit 11.1 "Statement of Computation of Net Income per Share"

      See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)

                                                                                   Three months ended,
                                                                                   -------------------
                                                                                March 31,        April 2,
                                                                                  1996             1995
                                                                                --------         --------
Cash flows provided by (used in) operating activities:
   Net income ..........................................................        $    118         $    410

   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
       Depreciation and amortization ...................................           1,580            2,494
   Changes in assets and liabilities:
       Accounts receivable .............................................          (1,065)          (2,729)
       Inventories .....................................................             105             (468)
       Deposits and other current assets ...............................             (97)            (469)
       Accounts payable ................................................          (1,104)           1,560
       Accrued liabilities .............................................             378              298
                                                                                --------         --------
           Net cash provided by (used in) operating activities .........             (85)           1,096

Cash flows provided by (used in) investing activities:
   Purchase of available-for-sale investments ..........................              --             (669)
   Change in translation adjustment ....................................            (299)             205
   Additions of property and equipment .................................          (1,487)          (2,653)
                                                                                --------         --------
           Net cash used in investing activities .......................          (1,786)          (3,117)

Cash flows provided by (used in) financing activities:
       Payments on long-term debt ......................................          (1,110)              --
       Loans payable ...................................................            (869)              --
       Bank borrowing ..................................................              --          (12,501)
       Issuance of long-term debt ......................................              --           12,048
       Issuance of preferred stock .....................................           5,000               --
       Issuance of common stock ........................................             406              452
                                                                                --------         --------
           Net cash provided by (used in) financing activities .........           3,427               (1)
                                                                                --------         --------

Net increase (decrease) in cash and cash equivalents ...................           1,556           (2,022)
Cash and cash equivalents at the beginning of the period ...............           5,091           15,824
                                                                                --------         --------
Cash and cash equivalents at the end of the period .....................        $  6,647         $ 13,802
                                                                                ========         ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest ........................................................        $    731         $    173
                                                                                ========         ========
       Income taxes ....................................................        $    309         $     --
                                                                                ========         ========
Supplemental schedule of non-cash investing and financing activities:
   Issuance of convertible debt ........................................        $     --         $ 10,000
                                                                                ========         ========


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited March 31, 1996

NOTES A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                                                  March 31,            December 31,
                                                     1996                  1995
                                                  ---------            ------------
Raw materials ......................               $ 7,943               $ 8,879
Work in process ....................                 4,914                 4,431
Finished products ..................                 5,504                 5,156
                                                   -------               -------
                                                   $18,361               $18,466
                                                   =======               =======

NOTE C - BANK LOANS (CURRENT)

The Company's current U.S. bank loans, with balances outstanding of approximately $2.9 million and $3.4 million at March 31, 1996 and December 31, 1995, respectively, are subject to certain financial covenants, including minimum cash balances, quick assets ratio, tangible net worth and profitability and are secured by substantially all of the Company's U.S. net assets. At December 31, 1995, the Company was not in compliance with the financial covenants. Non-compliance results in the bank having the right to declare the loans due and payable immediately, but the bank has not exercised that right. At March 31, 1996, the Company was in full compliance with the financial covenants.

NOTE D - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria, United Kingdom, and Holland, plus California taxes and U.S. alternative minimum taxes.

NOTE E - SHAREHOLDERS' EQUITY

In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for $5.0 million in a private placement to an existing shareholder. These securities have a cumulative stock dividend rate of 6% and are convertible into 540,550 shares of common stock at a price of $9.25 per share. Under certain conditions, the Company may also be obligated to issue additional warrants in connection with such issuance of Series B Preferred Stock.

NOTE F - USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I
- -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K.

ReSound Corporation (the "Company" or "ReSound") is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. ReSound distributes its products through authorized dispensers in the United States, Europe and Asia. The Company sells Personal Hearing Systems which are available in In-the-Ear ("ITE"), Behind-the-Ear ("BTE") and In-the-Canal ("ITC") versions. In addition, the Company sells a proprietary prescriptive programming system designed to enable a hearing care professional to assess a patient's hearing impairment through computerized measurement, to select an appropriate, individualized prescription and to program the Personal Hearing System.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 and April 2, 1995

Net sales increased by 1% to $27.3 million in the first quarter ended March 31, 1996, from $26.9 million in the quarter ended April 2, 1995. International sales accounted for 64 percent of ReSound's net sales during the first quarter of 1996, compared to 67 percent during the same quarter in 1995. International sales for the first quarter were $17.6 million, a decrease of 3 percent from the same period last year. The slight decrease in international sales was the result of the economic slowdown in Germany, no repeat of a large one-time sale to an Eastern European country which occurred in the first quarter of 1995 and to weaker European currencies compared to the U.S. dollar. First quarter U.S. sales of $9.7 million were up 11 percent from the same period last year due, primarily, to continued strong sales of the Company's Encore(TM) hearing device products.

Gross profit was 53.9 percent of net sales in the first quarter of 1996, compared to 50.9 percent of net sales for the same quarter of 1995. The quarter-to-quarter increase in gross profit was largely attributable to the elimination of royalty expenses incurred in 1995 due to the A&L Technology patent litigation, which was settled in October 1995. In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate components worldwide and for the use of Viennatone hearing device cases and components in various products which began in the second half of 1995.

Research and Development ("R&D") spending during the first quarter of 1996 was $3.1 million (11.3 percent of net sales) compared to $2.4 million (8.9 percent of net sales) in the same quarter of 1995. The Company increased spending for development of new products scheduled to be introduced throughout 1996. In the first quarter of 1996, the Company introduced its improved Behind-the-Ear Power hearing device and upgraded a majority of its installed base of Portable Prescriptive Programming fitting systems to allow improved performance in programming of its newest generation of hearing devices. On April 17, 1996 the Company announced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamic technology into an ITC hearing device, along with a ReSound software fitting system, ReSource, based on the industry standard NOAH platform.

Selling General and Administrative expenses ("SG&A") were $10.9 million, or 39.9 percent of net sales for the first quarter of 1996, compared to $10.3 million, or 38.3 percent of net sales in the first quarter of 1995. The increase is primarily due to expenditures relating to upgrading ReSound's worldwide customer base of Portable Prescriptive Programming Systems and higher costs associated with distribution in several new markets. These expense increases were partially offset by weaker European currencies compared to the U.S. dollar.

Net interest expense was $595,000 for the first quarter of 1996 compared to $440,000 for the first quarter of 1995. This increase in net interest expense is primarily attributable to the depletion of the

Company's short-term investments as a result of the payment of funds in settlement of the A&L Technology patent litigation which occurred in October 1995.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria, UK, and Holland, plus California taxes and U.S. alternative minimum taxes.

Net income was $118,000 in the quarter ended March 31, 1996, compared to net income of $410,000 in the quarter ended April 2, 1995. The decrease was primarily the result of increased R&D spending associated with the development of new products scheduled to be introduced in 1996, increased SG&A costs related to upgrading ReSound's customer base of Portable Prescriptive Programming Systems and costs associated with distribution in several new markets.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1996 the Company used $85,000 in cash from operations, compared to $1.1 million in cash generated in the three months ended April 2, 1995. For the three months ended March 31, 1996, the negative cash flow from operations was primarily due to an increase in accounts receivable of $1.1 million and a decrease in current liabilities of $700,000 offset by depreciation and amortization charges of $1.6 million and net income of $118,000.

Net cash used in investing activities for the three months ended March 31, 1996 of $1.8 million resulted primarily from additions of property and equipment of $1.5 million.

The primary financing activity in the three months ended March 31, 1996 involved the issuance of Series B Preferred Stock for $5.0 million. (See Note E - Shareholders' Equity, in Notes to Condensed Consolidated Financial Statements, above.) In addition, the Company made payments of principal and interest on bank loans of approximately $2.0 million in the three months ended March 31, 1996.

At March 31, 1996, the Company had available cash and cash equivalents of $6.6 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements, the Company will be required to raise additional capital for its currently envisaged long-term needs, to refinance short-term debt and in connection with any future acquisitions. (See also Part II, Item 5. Other Items, below.)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is the defendant in a lawsuit filed in September 1993 in the United States District Court, District of Minnesota, by Minnesota Mining and Manufacturing Company ("3M") alleging that the Company's hearing devices and programming systems infringe the claims of three patents owned by the plaintiff. (See also Item 5. Other Items, below.)

ITEM 2.  CHANGES IN THE RIGHTS OF COMPANY SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5. OTHER ITEMS

On April 8, 1996 the Company announced that a letter of intent had been signed for the Company to purchase the assets of 3M's Hearing Health business. A purchase price of approximately $25 million, subject to adjustment based upon due diligence, has been agreed to by the parties. The purchase will include 3M's Hearing Health business, patents and patent applications and also will involve dismissal of the 3M patent infringement lawsuit filed against the Company. A final asset purchase agreement, subject to completion of financing by the Company, obtaining of necessary governmental approvals and other conditions, is expected to be signed and the purchase completed by approximately June 14, 1996.

In April 1996, the Company formed a strategic alliance with GN Danavox a/s and Audiologic with the intention of developing a standard hardware platform for digital hearing technology. The companies will collaborate to create a computer chip powerful enough to perform multiple complex signal processing functions at once.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.24 Letter of Intent for Purchase of Certain Assets of 3M Hearing Health Business between the Company and Minnesota Mining and Manufacturing Company dated March 11, 1996.

         (b) Exhibit 10.25 Letter agreement with respect to Purchase of Series B Preferred Stock dated March 8, 1996 between the Company and S-E-Banken Lakemedelsfond.

         (c)      Exhibit 11.1: Statement of computation of net income per share

         (d)      Exhibit 27: Financial data schedule

         (e)      Report on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RESOUND CORPORATION

                                   /s/ Paul A. Busse
                                   --------------------------------------------
                                   Paul A. Busse
                                   Sr. Vice President Finance & Administration,
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date:  May 10, 1996