Form 10-Q
period 1996-06-30
RESOUND CORP
filed 1996-08-13
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---
         Exchange Act of 1934

    For the quarterly period ended June 30, 1996 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
    ---
         Exchange Act of 1934

    For the transition period from         to

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

                                    Yes  X  No
                                        ---    ---

         The number of shares of Registrant's common stock issued and outstanding as of August 6, 1996 was 19,345,193 shares.

    This document consists of 14 pages of which this is page 1

PART I.       FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Balance Sheets................................        3

                      Condensed Consolidated Statements of Income..........................        4

                      Condensed Consolidated Statements of Cash Flows......................        5

                      Notes to Condensed Consolidated Financial Statements.................    6 - 8

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                      Results of Operations................................................   8 - 11

                      Liquidity and Capital Resources......................................       11

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings....................................................       12

         Item 2.      Changes in Securities................................................       12

         Item 3.      Defaults upon Senior Securities......................................       12

         Item 4.      Submission of Matters to a Vote of Security Holders..................  12 - 13

         Item 5.      Other Items..........................................................       13

         Item 6.      Exhibits.............................................................       13

SIGNATURES.................................................................................       14

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                             June 30,   December 31,
                                                               1996         1995
                                                             ---------    --------
                                                            (Unaudited)    (Note)
Current assets:
     Cash and cash equivalents ...........................   $  13,079    $  5,091
     Accounts receivable, net ............................      22,251      17,746
     Inventories .........................................      21,637      18,466
     Prepaid expenses and other ..........................       3,111       2,441
                                                             ---------    --------
              Total current assets .......................      60,078      43,744

Property and equipment, net ..............................      11,408       9,300
Goodwill .................................................      39,320      27,692
Other intangibles ........................................       7,500          --
Other assets .............................................       2,336       2,634
                                                             ---------    --------
                                                             $ 120,642    $ 83,370
                                                             =========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank loans and short-term notes payable .............   $   4,332    $  7,475
     Accounts payable ....................................       9,232      10,189
     Accrued liabilities .................................      16,955      13,135
     Long-term debt, current portion .....................       2,229       2,962
                                                             ---------    --------
              Total current liabilities ..................      32,748      33,761

Long-term liabilities:
     Long-term debt, non-current portion .................      21,349      23,647
     Accrued pension .....................................       6,823       6,216
     Minority interest ...................................       1,409       1,525
                                                             ---------    --------
              Total long-term liabilities ................      29,581      31,388

Commitments and contingencies ............................          --          --

Shareholders' equity:
     Preferred stock .....................................       5,000          --
     Common stock ........................................      90,331      54,292
     Accumulated deficit .................................     (36,800)    (38,010)
     Cumulative translation adjustment ...................        (218)      1,939
                                                             ---------    --------
              Total shareholders' equity .................      58,313      18,221
                                                             ---------    --------
                                                             $ 120,642    $ 83,370
                                                             =========    ========


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

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)

                                           Three months ended            Six months ended
                                           ------------------            ----------------
                                      June 30, 1996   July 2, 1995  June 30, 1996 July 2, 1995
                                      -------------   ------------  ------------  ------------
Net sales ..............................   $ 29,720       $ 27,503      $ 56,984      $ 54,433
Cost of sales ..........................     12,488         13,212        25,044        26,448
                                           --------       --------      --------      --------
         Gross profit ..................     17,232         14,291        31,940        27,985

Operating expenses
     Research and development ..........      3,491          2,524         6,559         4,930
     Selling, general and administrative     11,542         11,174        22,416        21,480
                                           --------       --------      --------      --------
              Total operating expenses .     15,033         13,698        28,975        26,410
                                           --------       --------      --------      --------

Income from operations .................      2,199            593         2,965         1,575
     Interest expense -- net ...........       (526)          (487)       (1,121)         (927)
     Other income (expense) / minority
      interest .........................       (116)            (7)         (118)           34
                                           --------       --------      --------      --------

Income before income taxes .............      1,557             99         1,726           682
Provision for income taxes (1) .........        465             (3)          516           170
                                           --------       --------      --------      --------

Net income .............................   $  1,092       $    102      $  1,210      $    512
                                           ========       ========      ========      ========

Net income  per share ..................   $   0.07       $   0.01      $   0.07      $   0.03
                                           ========       ========      ========      ========

Shares used in per share calculation ...     16,738         15,669        16,402        15,683
                                           ========       ========      ========      ========

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

                               RESOUND CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)

                                                                                 Six months ended
                                                                                 ----------------
                                                                                June 30,     July 2,
                                                                                  1996        1995
                                                                                --------    --------
Cash flows provided by (used in) operating activities:
     Net income .............................................................   $  1,210    $    512
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
         Depreciation and amortization ......................................      3,406       3,713
     Changes in assets and liabilities:
         Accounts receivable ................................................     (2,736)     (2,523)
         Inventories ........................................................        483      (1,869)
         Deposits and other current assets ..................................         36      (1,276)
         Accounts payable ...................................................       (957)      3,491
         Accrued liabilities ................................................      1,752      (1,637)
                                                                                --------    --------
              Net cash provided by operating activities .....................      3,194         411

Cash flows provided by (used in) investing activities:
        Sale of short-term investments, net .................................         --       5,241
        Investment in Sonar Hearing Health ..................................    (25,443)         --
        Change in translation adjustment ....................................       (538)     (1,469)
        Additions of property and equipment .................................     (4,090)     (3,022)
                                                                                --------    --------
              Net cash provided by (used in) investing activities ...........    (30,071)        750

Cash flows provided by (used in) financing activities:
     Borrowings under (repayment of) debt ...................................     (4,174)        930
       Issuance of preferred stock ..........................................      5,000          --
     Issuance of common stock ...............................................     34,039         515
                                                                                --------    --------
              Net cash provided by financing activities .....................     34,865       1,445

Net increase in cash and cash equivalents ...................................      7,988       2,606
Cash and cash equivalents at the beginning of the period ....................      5,091      15,824
                                                                                --------    --------
Cash and cash equivalents at the end of the period ..........................   $ 13,079    $ 18,430
                                                                                ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest ...........................................................   $  1,641    $    432
                                                                                ========    ========
         Income taxes .......................................................   $    613    $    202
                                                                                ========    ========
Supplemental schedule of non-cash investing and financing activities
     Issuance of convertible debt ...........................................   $     --    $ 10,000
                                                                                ========    ========
     Conversion of convertible promissory notes to common stock .............   $  2,000          --
                                                                                ========    ========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited June 30, 1996

NOTES A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K, as amended. In addition, refer to the Company's Report on Form 8-K, filed on July 15, 1996 (see Part II, Item
6).

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                    June 30, December 31,
                      1996      1995
                    -------   -------
Raw materials       $ 9,369   $ 8,879
Work in process       5,241     4,431
Finished products     7,027     5,156
                    -------   -------
                    $21,637   $18,466
                    =======   =======

NOTE C - BANK LOANS (CURRENT)

The Company's current U.S. bank loans, with balances outstanding of approximately $2.4 million and $3.4 million at June 30, 1996 and December 31, 1995, respectively, are subject to certain financial covenants, including minimum cash balances, quick assets ratio, tangible net worth and profitability and are secured by substantially all of the Company's U.S. net assets. At December 31, 1995, the Company was not in compliance with the financial covenants. Non-compliance results in the bank having the right to declare the loans due and payable immediately, but the bank has not exercised that right. At June 30, 1996, the Company was in full compliance with the financial covenants.

NOTE D - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria, and Holland, plus California taxes and U.S. alternative minimum taxes.

NOTE E - SHAREHOLDERS' EQUITY

In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. These securities have a cumulative stock dividend rate of 6 percent and are convertible into 540,550 shares of common stock at an effective conversion price of $9.25 per share.

In June 1996, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. The proceeds from this sale were used in connection with the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company
(3M) (see Note F below) and to provide working capital. These proceeds reflect most of the proceeds shown as issuance of common stock on the Company's unaudited condensed consolidated statements of cash flows for the six months ended June 30, 1996.

In June 1996, convertible promissory notes previously issued by the Company, in the aggregate principal amount of $2.0 million, plus unpaid interest through June 21, 1996, were converted into 265,506 shares of common stock at $7.7125 per share of common stock.

NOTE F - PURCHASE OF 3M HEARING HEALTH

On June 28, 1996, the Company completed the purchase of certain assets of the hearing health business activity of 3M. The purchase price was $24.9 million and included certain patents, patent applications and new product developments. The Company has established a subsidiary, Sonar Hearing Health Corporation, to manage this activity on an ongoing basis. The patent infringement lawsuit filed by 3M against ReSound in September 1993 in the U.S. District Court, District of Minnesota was dismissed on July 2, 1996. To finance this purchase and provide working capital, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock.

The allocation of the purchase price, as of June 30, 1996 was as follows (in thousands):

Net tangible assets acquired,       $ 4,132
     principally receivables
     and inventories
Patents                               7,500
Goodwill                             13,302
                                    -------
         Total purchase price       $24,934
                                    =======

Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $16.6 million and $9.3 million for the year ended December 31, 1995 and for the six months ended June 30, 1996, respectively. The Company believes that profits, if any, generated from the hearing health activity of 3M for the above-mentioned periods were minimal, and it may not have been profitable as a historical activity.

The annual amortization resulting from the recognition of the intangible assets acquired from 3M on the Company's balance sheet will be approximately $750,000 and $665,000 for the patents and goodwill, respectively.

NOTE G - USE OF ESTIMATES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I
- -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K, as amended. In addition, refer to the Company's Report on Form 8-K, filed on July 15, 1996 (see
Part II, Item 6).

ReSound Corporation (the "Company" or "ReSound") is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. ReSound distributes its products through authorized dispensers in the United States, Europe and Asia. The Company sells Personal Hearing Systems which are available in In-the-Ear ("ITE"), Behind-the-Ear ("BTE") and In-the-Canal ("ITC") versions. In addition, the Company sells a proprietary prescriptive programming system designed to enable a hearing care professional to assess a patient's hearing impairment through computerized measurement, to select an appropriate, individualized prescription and to program the Personal Hearing System. In May 1996, the Company introduced ReSource, a software module which allows hearing care professionals to program the Personal Hearing System through the use of a personal computer equipped with the industry-standard platform called NOAH.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 and July 2, 1995

Net sales increased by 8 percent to $29.7 million in the second quarter ended June 30, 1996, from $27.5 million in the quarter ended July 2, 1995. International sales accounted for 58 percent of ReSound's net sales during the second quarter of 1996, compared to 64 percent during the same quarter in 1995. Sales in the United States increased by 25 percent to $12.4 million in the second quarter ended June 30, 1996, from $9.9 million in the quarter ended July 2, 1995. This increase was primarily attributable to the introduction of the Company's ITC hearing device as well as continued strong sales of the Encore product line. International sales for the second quarter were $17.3 million, a decrease of 2 percent from the same period last year. The slight decrease in international sales was the result of the economic slowdown in Germany and weaker European currencies compared to the U.S. dollar. Sonar Hearing Health Corporation commenced operating the former hearing health business activity of 3M on July 1, 1996, and, therefore, operating results relating to this activity are not included in the Company's unaudited condensed consolidated statements of operations for the three months ended June 30, 1996.

Gross profit was 58 percent of net sales in the second quarter of 1996, compared to 52 percent of net sales for the same quarter of 1995. The quarter-to-quarter increase in gross profit was largely attributable to the elimination of royalty expenses incurred in 1995 due to the A&L Technology patent litigation, which was settled in October 1995. In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate components worldwide and from the use of Viennatone hearing device cases and components in various products which began in the second half of 1995.

Research and Development ("R&D") spending during the second quarter of 1996 was $3.5 million (11.7 percent of net sales) compared to $2.5 million (9.2 percent of net sales) in the same quarter of 1995. The Company increased spending during the second quarter of 1996 relative to the year-earlier quarter for development of new products scheduled to be introduced throughout 1996. In May 1996, the Company began distributing its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamic technology into an ITC hearing device, along with a ReSound software fitting system, ReSource, based on the industry standard NOAH platform. Expenses were also incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic and GN Danavox, which alliance is expected to be concluded during the third quarter of 1996.

Selling General and Administrative expenses ("SG&A") were $11.5 million, or 38.8 percent of net sales for the second quarter of 1996, compared to $11.2 million, or 40.6 percent of net sales in the second quarter of 1995. The slight dollar increase was primarily due to higher costs associated with distribution in several new markets.

Net interest expense was $526,000 for the second quarter of 1996 compared to $487,000 for the second quarter of 1995. This increase in net interest expense was primarily attributable to the depletion of the Company's short-term investments as a result of the payment of funds in settlement of the A&L Technology patent litigation which occurred in October 1995.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria, UK, and Holland, plus California taxes and U.S. alternative minimum taxes.

Net income was $1.1 million in the quarter ended June 30, 1996, compared to net income of $102,000 in the quarter ended July 2, 1995. The increase was primarily the result of the introduction of the ITC device and the elimination of royalty expenses incurred in 1995 related to the A&L Technology patent litigation, which was settled in October 1995. These factors were offset by increased R&D spending during the second quarter of 1996 relative to the year-earlier quarter associated with the development of new products scheduled to be introduced in 1996.

Six months ended June 30, 1996 and July 2, 1995

Net sales increased by 5 percent to $57.0 million in the six months ended June 30, 1996, from $54.4 million in the six months ended July 2, 1995. International sales accounted for 61 percent of ReSound's net sales during the first six months of 1996, compared to 66 percent during the same period in 1995. Sales in the United States increased by 18 percent to $22.1 in the six months ended June 30, 1996, from $18.7 in the six months ended July 2, 1995. The increase was primarily attributable to the introduction of the ITC hearing device as well as continued strong sales of the Encore product line. The slight decrease in international sales was the result of the economic slowdown in Germany and weaker European currencies compared to the U.S. dollar. Sonar Hearing Health Corporation commenced operating the former hearing health business activity of 3M on July 1, 1996, and, therefore, operating results relating to this activity are not included in the Company's unaudited condensed consolidated statements of operations for the six months ended June 30, 1996.

Gross profit increased to $31.9 million for the six months ended June 30, 1996 from $28.0 million for the six months ended July 2, 1995, and increased as a percentage of net sales to 56.1 percent for the six months ended June 30, 1996 from 51.4 percent during the same period in 1995. The year-to-year increase in gross profit as a percentage of sales was due primarily to the lack of royalty expenses that were incurred in 1995 due to the A&L Technology patent litigation, which was settled in October 1995. In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate components worldwide and from the use of Viennatone hearing device cases and components in various products which began in the second half of 1995.

R&D expenses increased by 33 percent to $6.6 million for the six months ended June 30, 1996 from $4.9 million for the six months ended July 2, 1995. The Company increased spending during the first half of 1996 relative to the year earlier period for development of new products scheduled to be introduced throughout 1996. In May 1996, the Company began distributing its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamic technology into an ITC hearing device, along with a ReSound software fitting system, ReSource, based on the industry standard NOAH platform. Expenses were also incurred for the development of a standard hardware platform for

Digital Signal Processing technology as part of an alliance with AudioLogic and GN Danavox, which alliance is expected to be concluded during the third quarter of 1996.

SG&A expenses increased by 4.4 percent to $22.4 million for the six months ended June 30, 1996 from $21.5 million for the six months ended July 2, 1995. These expenses were 39.3 percent of net sales for the first six months of 1996 compared to 39.5 percent for the same period of 1995. The slight dollar increase was primarily due to expenditures relating to upgrading ReSound's worldwide customer base of Portable Prescriptive Programming Systems and higher costs associated with distribution in several new markets.

Net interest expense was $1.1 million for the six months ended June 30, 1996 compared to $0.9 million for the six months ended July 2, 1995. This increase was primarily attributable to the depletion of the Company's short-term investments as a result of the payment of funds in settlement of the A&L Technology patent litigation which occurred in October 1995.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria, UK, and Holland, plus California taxes and U.S. alternative minimum taxes.

Net income was $1.2 million in the six months ended June 30, 1996, compared to net income of $512,000 in the six months ended July 2, 1995. The increase in the more recent period was primarily the result of the introduction of the ITC hearing device and the elimination of royalty expenses incurred in 1995 related to the A&L Technology patent litigation, which was settled in October 1995. These factors were offset by increased R&D spending during the six months ended June 30, 1996, relative to the six months ended July 2, 1995, associated with the development of new products scheduled to be introduced in 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996 the Company generated $3.2 million in cash from operations. This amount resulted primarily from net income of $1.2 million, depreciation and amortization of $3.4 million, a net $0.8 million increase in accounts payable and accrued liabilities, offset primarily by a $2.7 million increase in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 1996 of $30.1 million resulted primarily from the acquisition of the 3M hearing health business activity and from additions to property and equipment of $4.1 million.

In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. Additional financing activity in the six months ended June 30, 1996 involved the issuance of common stock for $32.9 million (net proceeds) in June 1996, to raise capital to fund the acquisition of the 3M hearing health business activity (see Note E - Shareholders' Equity, in Notes to Condensed Consolidated Financial Statements, above).

At June 30, 1996, the Company had available cash and cash equivalents of $13.1 million. The Company believes the available cash and cash equivalents will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 2, 1996, the patent infringement lawsuit filed by 3M against ReSound in September 1993 in the U.S. District Court, District of Minnesota was dismissed.

ITEM 2.  CHANGES IN THE RIGHTS OF COMPANY SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on June 24,
         1996.

(b)      The following directors were elected at the meeting:

                                                                 SHARES PRESENT
     NOMINEE                   FOR           WITHHELD  ABSTAIN   BUT NOT VOTING
     -------                   ---           --------  -------   --------------
Robert K. Anderson         12,332,614        449,487      0                 0
Richard L. Goode           12,324,708        457,393      0                 0
Eugene Kleiner             12,174,214        607,887      0                 0
Rodney Perkins             12,324,708        457,393      0                 0
Peter Riepenhausen         12,321,452        460,649      0                 0
Philip S. Schlein          12,282,714        499,387      0                 0
Robert C. Wilson           12,224,014        588,087      0                 0

(c) The shareholders voted to amend the Company's 1988 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,200,000 shares to an aggregate of 5,850,000 shares. The results of that vote were as follows:

                                                 SHARES PRESENT
              IN FAVOR       OPPOSED    ABSTAIN  BUT NOT VOTING
              --------       -------    -------  --------------
              4,628,348     2,677,032    59,651    5,417,070

(d) The shareholders voted to amend the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to an aggregate of 400,000 shares. The results of that vote were as follows:

                                                 SHARES PRESENT
              IN FAVOR       OPPOSED    ABSTAIN  BUT NOT VOTING
              --------       -------    -------  --------------
              7,512,439      449,335     58,861         0


(e) The shareholders voted to ratify and approve the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1996. The results of that vote were as follows:

                                                 SHARES PRESENT
              IN FAVOR       OPPOSED    ABSTAIN  BUT NOT VOTING
              --------       -------    -------  --------------
             12,730,934      18,876      32,291         0

ITEM 5. OTHER ITEMS

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...

(a)      Exhibits

            Exhibit 11.1:  Statement of computation of net income per share
            Exhibit 27:  Financial data schedule

(b)      Report on Form 8-K

         The Company filed a Report on Form 8-K with the Securities and Exchange Commission on July 15, 1996, with respect to the acquisition of certain assets of the hearing health business activity of 3M.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RESOUND CORPORATION

                                  /s/ Paul A. Busse
                                  -----------------------------
                                  Paul A. Busse
                                  Sr. Vice President Finance & Administration,
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date:  August 12, 1996