Form 10-Q
period 1996-09-30
RESOUND CORP
filed 1996-11-14
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

     X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
    ---  Exchange Act of 1934

    For the quarterly period ended September 30, 1996 or

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

                                  Yes X No
                                     ---  ---

         The number of shares of Registrant's common stock issued and outstanding as of September 30, 1996 was 19,360,472 shares.

This document consists of 14 pages of which this is page 1

PART I.       FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Balance Sheets.............................           3

                      Condensed Consolidated Statements of Income.......................           4

                      Condensed Consolidated Statements of Cash Flows...................           5

                      Notes to Condensed Consolidated Financial Statements..............       6 - 8

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

                      Results of Operations.............................................      8 - 11

                      Liquidity and Capital Resources...................................     11 - 12

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.................................................          12

         Item 2.      Changes in the Rights of Company Security Holders.................          12

         Item 3.      Defaults upon Senior Securities...................................          12

         Item 4.      Submission of Matters to a Vote of Security Holders...............          12

         Item 5.      Other Items.......................................................          12

         Item 6.      Exhibits and Reports on Form 8-K..................................          13

SIGNATURES..............................................................................          14

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                            September 30,  December 31,
                                                 1996         1995
                                               ---------    --------
                                              (Unaudited)    (Note)
Current assets:
     Cash and cash equivalents .............   $   8,909    $  5,091
     Accounts receivable, net ..............      23,959      17,746
       Inventories .........................      22,524      18,466
     Prepaid expenses and other ............       3,681       2,441
                                               ---------    --------
              Total current assets .........      59,073      43,744

Property and equipment, net ................      12,192       9,300
Goodwill ...................................      40,305      27,692
Other assets ...............................       5,803       2,634
                                               ---------    --------
                                               $ 117,373    $ 83,370
                                               =========    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank loans and short-term notes payable   $   1,975    $  7,475
     Accounts payable ......................       8,970      10,189
     Accrued liabilities ...................      16,667      13,135
     Long-term debt, current portion .......       2,255       2,962
                                               ---------    --------
              Total current liabilities ....      29,867      33,761
Long-term liabilities:
     Long-term debt, non-current portion ...      20,878      23,647
     Accrued pension .......................       5,675       6,216
     Minority interest .....................       1,403       1,525
                                               ---------    --------
              Total long-term liabilities ..      27,956      31,388

Commitments and contingencies ..............        --          --

Shareholders' equity:
     Preferred stock .......................       5,000        --
     Common stock ..........................      90,503      54,292
     Accumulated deficit ...................     (35,676)    (38,010)
     Cumulative translation adjustment .....        (277)      1,939
                                               ---------    --------
              Total shareholders' equity ...      59,550      18,221
                                               ---------    --------
                                               $ 117,373    $ 83,370
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

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)

                                            Three months ended       Nine months ended
                                            ------------------       -----------------
                                         September 30, October 1, September 30, October 1,
                                             1996        1995        1996        1995
                                           --------    --------    --------    --------
Net sales ..............................   $ 33,821    $ 23,951    $ 90,805    $ 78,384
Cost of sales ..........................     15,364      14,372      40,408      40,820
                                           --------    --------    --------    --------
         Gross profit ..................     18,457       9,579      50,397      37,564

Operating expenses
     Research and development ..........      3,904       2,891      10,463       7,821
     Selling, general and administrative     12,472      11,889      34,888      33,369
                                           --------    --------    --------    --------
              Total operating expenses .     16,376      14,780      45,351      41,190
                                           --------    --------    --------    --------

Income (loss) from operations ..........      2,081      (5,201)      5,046      (3,626)
     Interest expense -- net ...........       (397)       (418)     (1,519)     (1,345)
     Other expense / minority interest .        (71)       (300)       (189)       (266)
                                           --------    --------    --------    --------

Income (loss) before income taxes ......      1,613      (5,919)      3,338      (5,237)
Provision for income taxes (1) .........        472         264       1,005         434
                                           --------    --------    --------    --------

Net income (loss) ......................   $  1,141    $ (6,183)   $  2,333    $ (5,671)
                                           ========    ========    ========    ========

Net income (loss) per share ............   $   0.06    $  (0.40)   $   0.13    $  (0.37)
                                           ========    ========    ========    ========

Shares used in per share calculation ...     19,481      15,484      17,466      15,406
                                           ========    ========    ========    ========

     (1)   Consists principally of foreign income taxes.

      See Exhibit 11.1 "Statement of Computation of Net Income (Loss) per Share"

      See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)

                                                                                       Nine months ended
                                                                                       -----------------
                                                                                   September 30,   October 1,
                                                                                        1996        1995
                                                                                      --------    --------
Cash flows provided by (used in) operating activities:
     Net income/(loss) ............................................................   $  2,333    $ (5,671)

     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
         Depreciation and amortization ............................................      4,316       5,441
     Changes in assets and liabilities:
         Accounts receivable ......................................................     (4,444)     (2,122)
         Inventories ..............................................................       (403)     (2,671)
         Deposits and other current assets ........................................     (3,802)      1,283
         Accounts payable .........................................................     (1,218)      6,326
         Other accrued liabilities ................................................        424      (5,734)
                                                                                      --------    --------
              Net cash used in operating activities ...............................     (2,794)     (3,148)

Cash flows provided by (used in) investing activities:
        Sale of short-term investments, net .......................................       --         8,099
        Investment in Sonar Hearing Health ........................................    (25,443)       --
        Purchase of a minority shareholder's interest in a subsidiary of Viennatone     (1,857)       --
        Proceeds from patent contributions to partnership (net) ...................      7,300        --
        Change in translation adjustment ..........................................       (897)     (1,602)
        Additions of property and equipment .......................................     (4,724)     (3,714)
                                                                                      --------    --------
              Net cash provided by (used in) investing activities .................    (25,621)      2,783

Cash flows provided by (used in) financing activities:
     Repayments of bank borrowing (net) ...........................................     (8,978)    (11,494)
     Issuance of long-term debt, net ..............................................       --         8,541
     Issuance of preferred stock ..................................................      5,000        --
     Issuance of common stock .....................................................     36,211         873
                                                                                      --------    --------
              Net cash provided by (used in) financing activities .................     32,233      (2,080)
                                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents ..............................      3,818      (2,445)
Cash and cash equivalents at the beginning of the period ..........................      5,091      15,824
                                                                                      --------    --------
Cash and cash equivalents at the end of the period ................................   $  8,909    $ 13,379
                                                                                      ========    ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest .................................................................   $  1,863    $    662
                                                                                      ========    ========
         Income taxes .............................................................   $    702    $    302
                                                                                      ========    ========
Supplemental schedule of non-cash investing and financing activities:
     Issuance of convertible debt .................................................   $   --      $ 10,000
                                                                                      ========    ========
     Conversion of convertible promissory notes to common stock ...................   $  2,000    $   --
                                                                                      ========    ========

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Unaudited September 30, 1996

NOTES A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K, as amended. In addition, refer to the Company's Report on Form 8-K, filed on July 15, 1996 (as amended and filed on September 12, 1996) (see Part II, Item 6).

NOTE B - USE OF ESTIMATES

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

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                                                   September 30,        December 31,
                                                       1996                1995
                                                      -------            -------
Raw materials                                         $13,502            $ 8,879
Work in process                                         3,367              4,431
Finished products                                       5,655              5,156
                                                      -------            -------
                                                      $22,524            $18,466
                                                      =======            =======

NOTE D - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and primarily represent estimated taxes on profits earned at the Company's European subsidiaries in Ireland, Austria and Holland.

NOTE E - SHAREHOLDERS' EQUITY

In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. These securities have a cumulative stock dividend rate of 6 percent and are convertible into 540,550 shares of common stock at an effective conversion price of $9.25 per share.

In June 1996, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. The proceeds from this sale were used in connection with the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company
(3M) (see Note F below) and to provide working capital. These proceeds reflect most of the proceeds shown as issuance of common stock on the Company's unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 1996.

In June 1996, convertible promissory notes previously issued by the Company in the aggregate principal amount of $2.0 million, plus unpaid interest through June 21, 1996, were converted into 265,506 shares of common stock at $7.7125 per share of common stock.

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

The allocation of the purchase price was as follows (in thousands):

         Net tangible assets acquired,                   $ 4,132
              principally receivables
              and inventories
         Patents                                           7,500
         Goodwill                                         13,302
                                                         -------
                  Total purchase price                   $24,934
                                                         =======

Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $16.6 million and $9.3 million for the year ended December 31, 1995 and for the six months ended June 30, 1996, respectively. The Company believes that profits, if any, generated from the hearing health activity of 3M for the above-mentioned periods were minimal, and it may not have been profitable as a historical activity. The worldwide revenues from hearing health products acquired from 3M for the three months ended September 30, 1996 were $3.7 million.

Together with patents acquired from 3M of $7.5 million, as described above, patents valued at $2.5 million were acquired in July 1996 in connection with the above acquisition. These patents were contributed to a recently formed partnership comprised of six hearing aid manufacturers, including ReSound. In consideration, ReSound received cash payments from the initial partnership members of $7.3 million (net), and has rights to an additional $3.6 million as future partnership interests are sold. Thereafter, any amounts paid to the partnership will be divided equally among the partners.

The annual amortization resulting from the recognition of the intangible assets acquired from 3M on the Company's balance sheet (net of patents contributed to a partnership, as described above) will be approximately $188,500 and $665,000 for the patents and goodwill, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K, as amended. In addition, refer to the Company's Report on Form 8-K, filed on July 15, 1996 (as amended and filed on September 12, 1996) (see Part II, Item 6).

ReSound Corporation (the "Company" or "ReSound") is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. ReSound distributes its products through authorized dispensers in North America, Europe and Asia. The Company sells Personal Hearing Systems which are available in In-the-Ear ("ITE"), Behind-the-Ear ("BTE") and In-the-Canal ("ITC") versions. In addition, the Company sells a proprietary prescriptive programming system designed to enable a hearing care professional to assess a patient's hearing impairment through computerized measurement, to select an appropriate, individualized prescription and to program the Personal Hearing System. In May 1996, the Company introduced ReSource, a software module which allows hearing care professionals to program the Personal

Hearing System through the use of a personal computer equipped with the industry-standard platform called NOAH.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 and October 1, 1995

Net sales increased by 41 percent to $33.8 million in the three months ended September 30, 1996, from $24.0 million in the three months ended October 1, 1995. Sales in the United States increased by 111 percent to $17.1 million in the three months ended September 30, 1996, from $8.1 million in the three months ended October 1, 1995. The increase was primarily attributable to increased sales of the ITC hearing device, increased sales of the Encore product line and the inclusion of sales relating to products acquired from 3M Hearing Health effective June 30, 1996. International sales accounted for 50 percent of ReSound's net sales during the three months ended September 30, 1996, compared to 66 percent during the same period in 1995. Third quarter 1996 international sales rose 5 percent to $16.8 million from the 1995 period. Sales growth in Europe has been hampered by unfavorable changes in governmental reimbursement policies, an increasingly competitive marketplace, and weaker European currencies compared to the U.S. dollar.

Comparatively, it should be noted that during the third quarter of 1995 the Company experienced delayed shipments of orders to customers of approximately $4.5 million due to product redesign necessitated by the A&L Technology patent litigation, which was settled in October 1995.

Gross profit was 55 percent of net sales in the third quarter of 1996, compared to 40 percent of net sales for the same quarter of 1995. The quarter-to-quarter increase in gross profit was largely attributable to the lack of a one-time charge of approximately $2.4 million for the incremental costs associated with temporary product redesign and $0.5 million in royalty expenses that were incurred in the third quarter of 1995. Both factors were due to the A&L Technology patent litigation.

Research and Development ("R&D") spending during the third quarter of 1996 was $3.9 million (11.5 percent of net sales) compared to $2.9 million (12.1 percent of net sales) in the same quarter of 1995. The Company increased spending during the third quarter of 1996 relative to the year-earlier quarter for the continued development of new products being introduced throughout 1996 and in future years. In May 1996, the Company introduced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamic technology into an In-the-Canal hearing device, a ReSound software fitting system, ReSource, based on the industry standard NOAH PC system platform and an improved Behind-the-Ear Power hearing device. In the same time-frame ReSound also upgraded its installed base of Portable Prescriptive Programming fitting systems. Expenses were also incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic and GN Danavox which was announced in April 1996 and finalized on September 30, 1996.

Selling General and Administrative expenses ("SG&A") were $12.5 million, or 36.9 percent of net sales for the third quarter of 1996, compared to $11.9 million, or 49.6 percent of net sales in the third quarter of 1995. This quarter-to-quarter increase is primarily due to expenditures incurred as a result of the acquisition of the 3M Hearing Health business activity and increased expenses related to increased sales volume. These increases were offset by a labor agreement reached in Austria which reduced SG&A expenses on a one-time basis by approximately $1.3 million in the third quarter of 1996.

Net interest expense was $397,000 for the third quarter of 1996 compared to $418,000 for the third quarter of 1995. This quarter-to-quarter decrease is attributable to reduction of debt.

Income taxes have been provided for on a year-to-date basis and primarily represent estimated taxes on profits earned at the Company's European subsidiaries in Ireland, Austria and Holland.

Net income was $1.1 million in the quarter ended September 30, 1996, compared to a net loss of $6.2 million in the quarter ended October 1, 1995. The increase was primarily the result of increased sales volume and the elimination of manufacturing and royalty expenses incurred in 1995 related to the A&L Technology patent litigation.

Nine months ended September 30, 1996 and October 1, 1995

Net sales increased by 16 percent to $90.8 million in the nine months ended September 30, 1996, from $78.4 million in the nine months ended October 1, 1995. Sales in the United States increased by 47 percent to $39.2 million in the nine months ended September 30, 1996, from $26.7 million in the nine months ended October 1, 1995. The increase was primarily attributable to the introduction of the ITC hearing device, continued strong sales of the Encore product line and the inclusion of sales relating to products acquired from 3M Hearing Health starting July 1, 1996. International sales accounted for 57 percent of ReSound's net sales during the first nine months of 1996, compared to 66 percent during the same period in 1995. International sales for the first nine months of 1996 were level with the comparable period last year due to unfavorable changes in governmental reimbursement policies in Europe, an increasingly competitive marketplace, and weaker European currencies compared to the U.S. dollar.

Comparatively, it should be noted that during the third quarter of 1995 the Company experienced delayed shipments of orders to customers of approximately $4.5 million due to product redesign necessitated by the A&L Technology patent litigation.

Gross profit increased to $50.4 million for the nine months ended September 30, 1996 from $37.6 million for the nine months ended October 1, 1995, and increased as a percentage of net sales to 55.5 percent for the nine months ended September 30, 1996 from 47.9 percent during the same period in 1995. The year-to-year increase in gross profit was largely attributable to the lack of a one-time charge of approximately $2.4 million for the incremental costs associated with temporary product redesign and $0.5 million in royalty expenses that were incurred in the third quarter of 1995. Both factors were due to the A&L Technology patent litigation. In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate components worldwide.

R&D expenses increased by 35 percent to $10.5 million for the nine months ended September 30, 1996 from $7.8 million for the nine months ended October 1, 1995. The Company increased spending during the first nine months of 1996 relative to the year-earlier period for the continued development of new products being introduced throughout 1996 and in future years. In May 1996, the Company introduced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamic technology into an In-the-Canal hearing device, a ReSound software fitting system, ReSource, based on the industry standard NOAH PC system platform and an improved Behind-the-Ear Power hearing device. In the same time-frame ReSound also upgraded its installed base of Portable Prescriptive Programming fitting systems. Expenses were also incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic and GN Danavox which was announced in April 1996 and finalized on September 30, 1996.

SG&A expenses increased by 4.5 percent to $34.9 million for the nine months ended September 30, 1996 from $33.4 million for the nine months ended October 1, 1995. These expenses were 38.4 percent of net sales for the first nine months of 1996 compared to 42.6 percent for the same period of 1995. This year-to-year increase in expenditures was a result of the acquisition of the 3M Hearing Health business activity and increased expenses related to increased sales volume. These increases were offset by a labor agreement reached in Austria which reduced SG&A expenses on a one-time basis by approximately $1.3 million in the third quarter of 1996.

Net interest expense was $1.5 million for the nine months ended September 30, 1996 compared to $1.3 million for the nine months ended October 1, 1995. This year-to-year decrease is primarily due to a reduction in interest income as a result of cash payments for the settlement of litigation in the last six months of 1995.

Income taxes have been provided for on a year-to-date basis and primarily represent estimated taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria and Holland.

Net income was $2.3 million in the nine months ended September 30, 1996, compared to a net loss of $5.7 million in the nine months ended October 1, 1995. The increase in net income was primarily the result of increased sales volume and the elimination of manufacturing and royalty expenses incurred in 1995 related to the A&L Technology patent litigation, which was settled in October 1995.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996 the Company used $2.8 million in cash from operations. This amount resulted primarily from net income of $2.3 million and depreciation and amortization of $4.3 million, offset primarily by increases in deposits and other current assets of $3.8 million, $4.4 million in accounts receivable and $0.8 million combined in accounts payable and other accrued liabilities.

Net cash used in investing activities for the nine months ended September 30, 1996 of $25.6 million resulted primarily from the acquisition of the 3M hearing health business activity, the purchase of a minority shareholder's interest in a subsidiary of Viennatone for $1.9 million and from additions to property and equipment of $4.7 million. These amounts were offset by net proceeds of $7.3 million for patents contributed by ReSound to a partnership of hearing aid manufacturers, including ReSound.

In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. Additional financing activity in the nine months ended September 30, 1996 involved the issuance of common stock for $32.9 million (net proceeds) in June 1996, to raise capital to fund the acquisition of the 3M hearing health business activity (see Note E - Shareholders' Equity, in Notes to Condensed Consolidated Financial Statements, above). These amounts were offset by $9.0 million of repayments related to bank borrowings.

At September 30, 1996, the Company had available cash and cash equivalents of $8.9 million. The Company believes the available cash and cash equivalents will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. From time to time the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN THE RIGHTS OF COMPANY SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER ITEMS

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Exhibit 10.26 AudioLogic Hearing Systems L.P. Amended and Restated Agreement of Limited Partnership dated as of September 30, 1996.

                  Exhibit 10.27 Series C Convertible Preferred Stock and Common Stock Purchase Agreement dated September 30, 1996.

                  Exhibit 10.28 Development, Licensing and Distribution Agreement by and among AudioLogic, Inc., GN Danavox AS, ReSound Corporation and AudioLogic Hearing Systems, L.P. dated September 30, 1996.

                  Exhibit 10.29 The Assignment Agreement between ReSound Corporation and K/S HIMPP,25.

                  Exhibit 11.1 Statement of computation of net income (loss) per share

                  Exhibit  27 Financial data schedule

(b)      Report on Form 8-K

         The Company filed a Report on Form 8-K with the Securities and Exchange Commission on July 15, 1996 (as amended and filed on September 12, 1996) with respect to the acquisition of certain assets of the hearing health business activity of 3M.