Form 10-Q/A
period 1996-09-30
RESOUND CORP
filed 1997-03-10
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

   (Mark One)

    X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---  Exchange Act of 1934


   For the quarterly period ended September 30, 1996 or

        Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

   For the transition period from      to
                                  ----     -----

   Commission file number 0-20046

                               RESOUND CORPORATION

             (Exact name of Registrant as specified in its charter)

               California                             77-0019588
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

        The undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, as set forth below.

        The Registrant is refiling Exhibits 10.26 and 10.28 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 in order to disclose additional information which had previously been omitted for confidentiality purposes.

        The page numbers appearing at the bottom of each of the following pages are the same as those used with respect to the Quarterly Report on Form 10-Q being amended hereby.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               Exhibit 10.26+ AudioLogic Hearing Systems L.P. Amended and
                    Restated Agreement of Limited Partnership dated as of September 30, 1996.
               Exhibit 10.27* Series C Convertible Preferred Stock and Common
                    Stock Purchase Agreement dated September 30, 1996.
               Exhibit 10.28+ Licensing and Distribution Agreement
                    by and among AudioLogic, Inc., GN Danavox AS,
                    ReSound Corporation and AudioLogic Hearing Systems, L.P. dated September 30, 1996.
               Exhibit 10.29*  The Assignment Agreement between ReSound
                    Corporation and K/S HIMPP,25.
               Exhibit 11.1* Statement of computation of net income (loss) per share
               Exhibit 27* Financial data schedule

(b)     Report on Form 8-K

        The Company filed a Report on Form 8-K with the Securities and Exchange Commission on July 15, 1996 (as amended and filed on September 12, 1996) with respect to the acquisition of certain assets of the hearing health business activity of 3M.

----------------

+ Confidential treatment requested
* Previously filed

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



Date:  March 10, 1997