Form 10-K
period 1996-12-31
RESOUND CORP
filed 1997-03-31
CIK 846463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1996, or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the Transition period from ______ to ________.

                         Commission file number: 0-20046

                               RESOUND CORPORATION
             (Exact name of Registrant as specified in its charter)

                          California                                77-0019588
              (State or other jurisdiction of incorporation or    (I.R.S. Employer
                          organization)                          Identification No.)

        220 Saginaw Drive, Seaport Centre, Redwood City, California 94063
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 780-7800
                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                         Preferred Share Purchase Rights
                       ----------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $120,791,540 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 19,428,416 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 22, 1997.

                             INTRODUCTORY STATEMENT

         Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development and market acceptance of new products, the impact of competitive products and pricing, the Company's ability to expand further into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

         The Company's future results of operations may be adversely affected by or fluctuate significantly due to various factors, including those factors discussed below. These factors include the success and timing of new product introductions by the Company or its competitors. Announcements of new products that the Company may develop from time to time may cause hearing care professionals or hearing impaired persons to defer purchases of existing products or return previously purchased products, thereby adversely affecting the Company's results of operations. In addition, there can be no assurance that any of the Company's products under development can be commercialized on a timely basis or at all, that they can be manufactured on a cost-effective basis, that regulatory approvals, where necessary, can be obtained to permit the sale and use of such products, that such products will not experience design or manufacturing problems, or that there will be any significant degree of market acceptance of these new products.

         While the Company believes that the price/performance characteristics of its products are competitive, increased competition or announcement of leading edge products by other companies could create pricing pressures and cause possible delays or reductions in the number of sales, which could adversely affect the Company's results of operations. Increased competition with these products could also adversely impact the Company's revenues and results of operations.

         In the past, the Company has been involved in a number of lawsuits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements--Litigation." The Company has incurred significant expenses in defending and settling such litigation. From time to time the Company has been contacted by various other parties who have alleged that certain of the Company's products infringe or may infringe patents that such parties claim to hold. Management believes the Company has not infringed any such patents and does not believe such claims, if pursued, will result in a material adverse effect on the financial position or results of operations of the Company. However, senior management and other employees of the Company may be required to devote substantial amounts of time in connection with such defenses, which may impact their ability to manage the Company's business operations.

         During the last fiscal year, the Company experienced various changes in its management and technical staff. Competition for employees with technical, management and other skills is intense in the hearing device industry. The Company's failure to retain the services of key personnel or to attract additional qualified employees could materially and adversely affect the Company's business.

         Certain key components used in the Company's products are currently available only from single or limited sources. Although the Company believes that with adequate notice it can secure, if necessary, alternate sources for such components, its inability to obtain sufficient sole source or limited source components or subassemblies as required, or to develop alternative sources if and as required, would have a material adverse effect on the Company's business, financial condition and results of operations.

         Other factors which could impact the Company's revenues and results of operations include a significant reduction in product sales to certain customers, economic downturns in certain geographic or vertical markets, and the costs incurred to expand distribution in Europe and Asia. In connection with the Company's increased international sales, a number of risks are inherent in international transactions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of the Company's products in international markets where the prices of the Company's products are denominated in U.S. dollars or lead to currency exchange losses where the prices of the Company's products are denominated in local currencies. International sales and operations may also be limited or disrupted by the imposition of governmental controls, regulation of medical devices, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing international operations.

         The market price of the Company's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company, such as quarterly fluctuations in the Company's financial results, changes in analysts' estimates of future results, litigation and regulatory developments, changes in investors' perceptions of the Company or the announcement of new or enhanced products by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by general conditions in the medical device industry or conditions in the financial markets generally.

         References made in this Annual Report on Form 10-K to "ReSound," the "Company" or the "Registrant" refer to ReSound Corporation and its subsidiaries. The following ReSound trademarks are mentioned in this Annual Report: P(3) System, Advanced ReSound Processing, Cochlea Dynamics, Portable Prescriptive Programming System, Real Zoom Technology, ReSound, Sonar, Sonar Hearing Health and Viennatone.

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         Founded in 1984, ReSound Corporation is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. The Company's hearing device products utilize proprietary sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined by ReSound. ReSound's Multiband Full Dynamic Range Compression ("MFDRC") sound processing technology enables ReSound(R) hearing devices to be individually programmed to adjust the amplification of sound continuously in response to the acoustic environment and each patient's residual range of hearing. ReSound's current products with MFDRC sound processing technology are offered in In-the-Ear ("ITE"), Behind-the-Ear ("BTE") and In-the-Canal ("ITC") versions.

         In December 1994, the Company acquired 100% of the shares of Viennatone AG ("Viennatone"), a hearing instrument manufacturer based in Vienna, Austria. Viennatone is an established company which had total 1994 revenues of approximately $31 million. Viennatone designs, manufactures and distributes approximately 100,000 hearing devices per year and employed approximately 360 people as of December 31, 1996. Viennatone primarily distributes through ReSound subsidiaries in Germany, France and the United Kingdom and additionally sells through approximately 30 distributors located throughout the world. In Austria, Viennatone sells its hearing devices directly to consumers through 22 retail outlets. Viennatone also produces hearing device components such as hearing device cases, high reliability switches and telecoils.

         In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company ("3M"). The Company has established a subsidiary in the United States, Sonar Hearing Health Corporation, to manage this activity on an ongoing basis. International distribution of former 3M products is undertaken through the Company's international subsidiaries. Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million and $16.6 million for the six months ended June 30, 1996, and for the year ended December 31, 1995, respectively. The Company believes that profits, if any, generated from the hearing health activity of 3M for the above-mentioned periods were minimal, and that historically, such business activity may not have been profitable.

         The Sonar product line incorporates non-proprietary, nonlinear sound processing technologies into ITC and ITE custom hearing devices. In addition, the Sonar line now incorporates the proprietary programmable technology formerly owned by 3M. Such products are now sold under the label "Sonar - with 3M technology." The Viennatone product line spans all segments of the market, from BTE products to high power instruments with a large number of options. Viennatone is also a worldwide leader in bone conduction hearing instruments markets.

         Through December 31, 1996, the Company sold over 623,000 hearing devices worldwide. ReSound currently distributes its products through more than 4,300 authorized dispensers worldwide. The Company sells its products to retail chains and hearing device dispensers through wholly-owned subsidiaries in Germany, the Netherlands, the United Kingdom, France, Austria, Sweden and Australia and has non-exclusive distribution agreements with retail chains and single stores in Canada, Spain, Belgium, Denmark and Switzerland. The Company also operates a joint venture, ReSound Asia Ltd., which operates a retail store in Hong Kong and manages sales to Taiwan, Singapore and the People's Republic of China. The Company has an exclusive distribution agreement for Japan with Hoya Medical Corporation.

         It is estimated that between 8% and 10% of the population in developed countries is hearing impaired. However, only about 10% to 25% of this hearing impaired group (depending on the country) currently wear a hearing device. It is estimated that the majority of the hearing impaired group experiences mild to moderate impairment, and that relatively low market penetration has occurred in this segment because of the failure of most hearing devices to provide adequate sound quality, adequate speech intelligibility in noisy environments, the stigma associated with wearing a hearing device, acoustic feedback, discomfort, occlusion, mechanical problems and general lack of physician endorsement.

         The Company has chosen audiologists (hearing care professionals with advanced degrees), acousticians and other qualified hearing device dispensers to distribute its products. To assist in proper measurement of each patient's hearing impairment, ReSound also sells a proprietary device programming system that enables dispensers to assess each patient's hearing impairment through computerized measurement, to select an appropriate individualized prescription and to program each patient's hearing device appropriately. The Company has developed a PC-based competitive fitting software module for NOAH (the standardized industry platform that provides dispensers with an integrated hearing care software system) called ReSource. This software module can either be used in conjunction with ReSound's proprietary P(3) fitting system, or with HI-PRO, an industry standard programming interface. Viennatone offers both programmable and non-programmable devices. The Viennatone fitting system consists of PC-based software and an inexpensive interface. Although the older Viennatone products incorporate linear sound processing or a traditional type of audio compression, Viennatone's newer products incorporate a proprietary, patented, non-linear type of sound processing designed to improve performance in situations involving background noise and avoid the need for manual volume control. Sonar Hearing Health ("SHH") offers a full line of both programmable and non-programmable instruments in both BTE and custom models. The programmable instruments all use patented, technically advanced sound processing developed by the former hearing health business activity of 3M. PC-based fitting systems are used to adjust the programmable instruments at either point-of-sale or point-of-manufacture.

         ReSound's technology operates across the full dynamic range of speech, separating incoming sounds into two frequency bands and amplifying low and high intensity sounds differently within each band. Low intensity, high frequency consonant sounds that are critical to speech intelligibility can be amplified more than sounds that are already loud, such as background noise. Consequently, since most sounds are amplified to an appropriate loudness and overamplification is avoided, speech intelligibility and listening comfort may be greatly improved for many hearing impaired patients. SHH's sound processing technology uses proprietary integrated circuits to separate incoming sounds into two frequency bands and provide independent processing in the two bands. Thus, low intensity, high frequency sounds can be processed differently than high level, low frequency sound such as background noise. Viennatone's most recent technology relies on a custom integrated circuit connected to two microphones and capable of adjusting the directional sensitivity to the level of background noise. In quiet environments, the hearing device is equally sensitive to sounds from all directions. As the level of low frequency background increases, the hearing device becomes progressively and automatically more sensitive to sounds from a frontal direction, the most likely direction for the desired speech signals. ReSound has prototyped a system which combines the advantages of the two patented technologies, the omni/directional microphone and the dynamic range compression sound processing. ReSound launched its latest programmable sound processing, called "Cochlea Dynamics" in an ITC hearing device in North America, Europe and Japan in 1996. The device's sound processing circuit is 40% smaller, consumes about 40% less power, and has equivalent or improved performance compared to the Company's ITE version.

PRODUCTS

         ReSound's strategy is to create innovative, proprietary, technologically superior products that address the shortcomings of traditional hearing devices. ReSound's hearing device products address inadequate speech intelligibility by incorporating sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined at ReSound. This technology features multiband compression across a patient's full dynamic range of hearing. Multiband compression offers patients the following benefits:

           - Proper Levels of Amplification. Amplified sounds can be heard at their normal loudness level.

           - Soft Consonants Become Audible. The full range of soft sounds becomes audible, so that soft consonants such as "f," "s" and "t," which are critical for speech intelligibility, can be heard without overamplifying normal sounds.

           - Increased Speech Intelligibility. The ability of patients to understand speech in noisy listening environments is enhanced.

         The ReSound strategy is also supported by Sonar Hearing Health which provides a full line of proprietary products incorporating technically advanced sound processing developed at the former hearing health business activity of 3M. These products use state-of-the-art PC-based fitting systems for instrument adjustment at point-of-sale or point-of-manufacture.

         Although the older Viennatone products incorporate linear sound processing or a traditional type of audio compression, the new products incorporate a proprietary, patented, non-linear type of sound processing designed to improve performance in the presence of noise and avoid the need for manual volume control.

         ReSound's Current Products

         ReSound currently offers the Personal Hearing System line of products, which are marketed in several configurations and incorporate the ReSound proprietary sound processing technology. These products continuously adjust the amplification of sounds according to the acoustic environment and the patient's range of hearing. This process is accomplished using two circuits known as dynamic range compressors, as well as a compressor/limiter circuit that controls the maximum power output of the device. Incoming sound signals are divided into two frequency bands, passed through the dynamic range compressors, where differential amplification occurs for sounds of different intensities, and then recombined. As a result, low intensity, high frequency consonant sounds that are critical to speech intelligibility can be amplified more than sounds that are already loud, such as background noise. Consequently, since most sounds are amplified to an appropriate loudness and overamplification is avoided, speech intelligibility and listening comfort may be greatly improved for many hearing impaired patients.

         To operate the Company's Personal Hearing System products, the patient may use a remote control, similar in size to a large fountain pen, to control ultrasonically the output volume of the device and to switch between two programs prescribed for different listening environments. The two listening environment programs are stored in the remote control. Hearing care professionals program the hearing devices most frequently to perform in either a quiet or noisy setting, but they may change the program should the patient's hearing change or another prescription be found more desirable. In addition, the Company has developed an innovative, Portable Prescriptive Programming System, the P3 System(TM), that enables the hearing care professional to program the operating parameters of the patient's Personal Hearing System. In 1996, the Company launched a new software package, "ReSource," designed to enable hearing professionals with a personal computer to fit and program all of ReSound's programmable products. ReSource is designed to operate in conjunction with an industry standard software platform called NOAH. There are approximately 6,000 NOAH users worldwide as of January 1997. The ReSource software can be operated without the P(3) fitting system, if desired.

         Personal Hearing System

         The Company's Personal Hearing System is available in ITE, BTE and ITC versions.

         ITE Version. The ITE version of the Personal Hearing System incorporates programmable, multiband compression sound processing and was first shipped in December 1989. ITE versions of hearing devices are the most popular design in the hearing impaired market in the United States. The system consists of a custom earmold shell containing a microphone, a speaker, an industry-standard battery and sound processing electronics that store the patient's personal hearing prescription in the hearing device. The ITE version of the Personal Hearing System also includes a remote control that can be programmed to contain an additional prescription; however, the ITE can also be operated without the remote control, if desired. The hearing care professional fitting the patient can program the system to address a wide range of mild to severe hearing impairments. During 1995, ReSound added a new ITE to its product line called Encore. This new product provides the same ReSound sound processing circuit, but does not have a remote control and is limited to one hearing program. The Encore product line is offered at a price approximately 1/3 lower than ReSound's original ITE. The new Encore ITE has proven to be very successful since its introduction and today it is the most popular ITE model. Retail prices for the Company's ITE products typically range from $1,500 to $2,650 for one ear (monaural) and $3,000 to $4,000 for both ears (binaural). A majority of hearing device patients purchasing ReSound's ITE devices have selected binaural systems. Because of the custom packaging required for the ITE product, it is sold to international distributors at the sub-assembly level for assembly into ITE custom shells provided by the local distributor.

         BTE Version. The BTE version of the Personal Hearing System was introduced by ReSound in January 1992. The BTE version does not require a custom earmold shell, and is packaged in a standard miniature case worn above and behind the ear. The Company's BTE version incorporates the ReSound proprietary sound processing technology and, because it is worn behind the ear, reduces feedback and occlusion. Feedback is a high-pitched squeal that occurs when too much of the sound output from the hearing device speaker is picked up by the hearing device microphone. Occlusion occurs when the ear canal is sealed by a hearing device to prevent feedback and results in the person perceiving that his or her voice is distorted and much louder than it is when the ear canal is not obstructed. During 1995, ReSound introduced an Encore BTE which provides the same ReSound sound processing circuit, but does not have a remote control and is limited to one hearing program. U.S. retail prices for the Company's BTE devices typically range from $1,400 to $2,600 for a monaural version and $2,800 to $4,000 for a binaural version. The BTE versions of hearing devices are the most popular design in the hearing impaired markets in most of Europe. In September 1994, the Company introduced a power BTE product which provides an increased degree of amplification for patients with severe hearing loss.

         A new BTE product was launched during the fourth quarter of 1996. This product can be pre-programmed at the factory and the final stages of fine-tuning require less training than had previously been required to set up each patient's device appropriately. The device can also be programmed using proprietary, easy to use, PC software. This BTE product is designed to expand further the distribution base of ReSound sound processing technology. A similar ITE product was launched during the first quarter of 1997.

         ITC Version. ReSound launched its latest programmable sound processing, called "Cochlea Dynamics" in an ITC hearing device in North America in April, 1996. U.S. retail prices for the Company's ITC devices typically range from $2,800 to $3,200 for a monaural version and $3,600 to $4,200 for a binaural version. In May and November 1996, this product was launched in Europe and Japan, respectively. The device's sound processing circuit is 40% smaller, consumes about 40% less power, and has equivalent or improved performance compared to the Company's ITE version.

         Portable Prescriptive Programming System

         The Company offers a proprietary programming system designed to enable a hearing care professional to assess a patient's hearing impairment through computerized measurement, to select an appropriate, individualized prescription and to program the Personal Hearing System. The Viennatone programmable products can be programmed using a personal computer and a low-cost interface. Both Viennatone and ReSound are participating in the new PC-based industry standard software platform, NOAH, and are developing the compatible software. The Company shipped its first programming system, the DHS, in December 1989. In January 1992, the Company began shipping its P(3) System, a programming system that offers enhanced software and ease of use and that can program both the remote control and the Company's ITE, BTE and ITC hearing devices. The P(3) System programs the ReSound hearing devices and an optional remote control which can be used to switch between prescriptions adapted to different listening environments or to adjust volume, if desired. The ReSource software can be operated without the P(3) fitting system, if desired.

         The ReSound P(3) System is a hand-held computer that performs a proprietary, interactive, audiologic test developed by ReSound and the Acoustics Research Laboratory of AT&T Bell Laboratories to determine the patient's dynamic range and hearing impairment at various frequencies and intensities. The software for the P(3) System is based on extensive clinical data compiled by ReSound. Using the test results from its proprietary test or standard audiometric data, the P(3) System calculates appropriate fitting parameters for the ReSound hearing device, and programs the patient's hearing device and remote control with these parameters. The P(3) System is also designed to accommodate future ReSound products and enhancements and is priced to the U.S. hearing care professional at approximately $3,000.

         Current Viennatone Products

         The Viennatone product line is comprised of a full range of hearing devices, both in terms of price and type. The Viennatone products span many technologies, both traditional and new, ranging from low-cost BTE products to higher-priced BTE products, newly-developed programmable ITE and BTE products, and from devices worn on the body to eyeglass hearing devices.

         The Viennatone fitting system consists of PC-based software and an inexpensive interface. The Viennatone software can run on a stand-alone basis or under NOAH, the emerging industry standard for fitting systems.

         New Products

         In April 1996, the Company launched its newest sound processing, incorporated first into an ITC hearing device. This new sound processing labeled Cochlea Dynamics(TM) technology, has been under development since 1992, and is protected by newly-issued U.S. patents (and corresponding foreign patents and patent applications).

         This new sound processing consists of digitally programmed multichannel listening range expansion. When properly programmed for a hearing impaired patient, this sound processing enables the patient, in most situations, to listen to and understand comfortably a wider dynamic range of both bass and treble sounds. In addition, the new electronic module, which incorporates two new integrated circuits, is over 40% smaller than the previous generation and consumes about 40% less power, allowing for the use of smaller hearing device batteries.

         In the first half of 1996, ReSound began shipping an improved version of the Power BTE, a product sold to the more severely hearing impaired. The improved version is believed to be more reliable, more cosmetically acceptable and easier to manufacture and service.

         In 1996, the Company launched a new software package, "ReSource," designed to enable hearing professionals with a personal computer to fit and program all of ReSound's programmable products. ReSource is designed to operate in conjunction with an industry standard software platform called NOAH. There are approximately 6,000 NOAH users worldwide as of January 1997. The ReSource software can be operated without the P(3) fitting system, if desired.

         During 1996, the Company upgraded most of its installed base of P(3) fitting systems, so as to allow improved performance in programming of its newest generation of hearing devices.

         ReSound currently is developing a BTE combining two proprietary and unique technologies: the digitally programmed Multiband Full Dynamic Range Compression sound processing technology and Real Zoom Technology(TM). The latter was patented in 1995 by Viennatone (both in Europe and in the U.S.) and consists of two miniature microphones connected to a custom-designed integrated circuit. Under the direct manual control of the patient, the signal from each microphone is added in such a way that the combined signal depends on the direction of incoming sounds. Thus, the patient can adjust the directional sensitivity to increase the detection of sounds from the frontal direction. To further the patient's benefits, the combined signal is then processed by ReSound sound processing. Thus, the first technology allows increased signal to noise amplification ratio, while the combination with the second ensures that the signal is perceived at the proper loudness by the patient.

         In connection with the June 1996 acquisition of certain assets of the hearing health business activity of 3M, the Company obtained a full line of both programmable and non-programmable instruments in both BTE and custom models. The programmable instruments all use patented, technically advanced sound processing developed by the former hearing health business activity of 3M. SHH also has a PC-based competitive fitting software module for NOAH.

         In 1996, ReSound entered into a joint venture with AudioLogic Hearing Systems (Boulder, Colorado) and GN Danavox a/s (Denmark), to develop a new generation of digital signal processing ("DSP") integrated circuit and software. In contrast with early DSP products recently introduced by competitors, this new technology is designed to allow all of the signal processing functions to be programmed in software rather than embedded into the circuitry of the DSP chip. As a result, the number of new sound processing functions, and the speed of their implementation, should be dramatically increased.

MANUFACTURING

         The Company manufactures its hearing devices according to specifications received from the hearing care professionals. In the case of an ITE or ITC device, after receiving an impression of the patient's ear canal and the programming requirements of the device, the Company manufactures the custom earmold shell and assembles the electronic circuitry of the device. In the case of a BTE device, the Company assembles the electronic circuitry into a case the Company produces or purchases.

         ReSound's manufacturing operations consist of coordination of integrated circuit production, assembly and testing of electronic subsystems, fabrication of custom earmolds, integration of the electronic components into the device shell, and final testing of the complete system. Electronic assembly operations include the attachment of three integrated circuits onto a printed circuit board along with other components by an outside vendor. A microphone and speaker are wired and attached to this circuit board which is then attached to a faceplate and tested. The faceplates are stored in inventory until, in the case of an ITE or ITC, an impression of the patient's ear canal and audiological information are received from a hearing device dispenser. The Company then produces the custom ITE or ITC shell and assembles the product. In the case of a BTE device, the Company purchases a standard case from a supplier, or makes use of a Viennatone case, and assembles the electronic circuitry into the case. The Company subcontracts manufacture of its proprietary P(3) System(TM) and remote control used with its hearing devices. The Company has manufacturing facilities in Redwood City, California; Eagan, Minnesota; Cork, Ireland; Munster, Germany; Grafenschachen, Austria; and Vienna, Austria.

         The Company subcontracts for the manufacture of the P(3) System from a single supplier. The P(3) System is purchased under a supply contract, while other components are purchased pursuant to purchase orders on an as-needed basis. In connection with the Company's acquisition of Sonar Design & Hortechnik GmbH in January 1994, the Company has established an ITE manufacturing capability in Germany. See "Sales and Marketing."

         Viennatone manufactures its hearing devices in Vienna and Grafenschachen, Austria. SHH manufactures its custom hearing devices in Eagan, Minnesota. Viennatone and SHH manufacture the custom hearing instruments in accordance with specifications received from the respective hearing care professional. In the case of an ITE device, after receiving an impression of the patient's ear canal and the programming requirements of the device, the custom earmold shell is manufactured and the electronic circuitry of the device is assembled. In the case of a BTE device, a standard case is manufactured and the electronic circuitry is assembled into the device. Viennatone and SHH's manufacturing operations consist of coordination of integrated circuit production, assembly and testing of electronic subsystems, fabrication of custom earmolds, integration of the electronic components into the device shell and final testing of the complete system.

         In the U.S., the Company is subject to inspection on a routine basis by both the United States Food and Drug Administration ("FDA") and the states of California and Minnesota to ensure compliance with the FDA's Good Manufacturing Practice ("GMP") regulations and comparable state regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Manufacturing sites outside of the United States which are supplying the U.S. market are also subject to compliance with the FDA's GMP regulations and inspections. Viennatone's, Sonar's and ReSound's U.S. ISO 9001 and Cork, Ireland's ISO 9002 certifications will require periodic audits by a registrar to maintain the certification. See "Government Regulation."

PRODUCT RETURNS, REPAIRS AND REMAKES

         The Company believes that the hearing device industry in the United States is characterized by a relatively high rate of product returns (approximately 16 to 32 percent) and that these returns are due to a number of factors. Many states have laws that require hearing device dispensers to allow purchasers a minimum period of time for return of their hearing devices, typically 30 days. In addition, the relatively poor performance of many existing hearing devices may cause patients to return them. Further, patients may not be able to judge the performance of a new hearing device at the dispenser's office. Finally, the Company believes that many dispensers encourage potential purchasers to try a variety of hearing devices on a trial basis, in part because of the industry's liberal return policy.

         ReSound allows its hearing devices sold in the U.S. and Canada to be returned without charge for a period of 90 days after delivery to the dispenser. In Europe and Asia, the Company sells primarily to chains of hearing device dispensers, and all returns from the end user are the responsibility of these chains. In addition, in the U.S. and Canada, ReSound currently offers warranties of one to three years to the dispenser on the electronic components of its hearing devices and a 12-month warranty against defects in the manufacture of the custom shell. The Company offers a 12-month warranty to the distributor on the P(3) System in the U.S. Internationally, the Company offers a 12-month warranty to the distributor on the components of its hearing devices. In Austria, the retail business is characterized by an average trial period of up to 60 days. Austrian dealers typically offer a 12-month warranty commencing on the date of invoice. However, Viennatone does not typically issue an invoice for a hearing device until the patient has accepted the device.

         The Company believes that its product returns are primarily the result of the advanced sound processing of its products, which provides greater amplification than other products and therefore requires a more precise fit of the hearing device in order to reduce feedback. Other factors include the relatively high price of the Company's products and inadequate training of some of its dispensers. In addition, many repairs have been required on the Company's ITE and ITC hearing devices due to blockage of the speaker by accumulated ear wax. The natural production of ear wax in the ear canal can clog hearing devices periodically. The Company reintroduced an ear wax guard system in May 1994 to reduce the occurrence of this blockage. The Company has also experienced a high rate of repair and remake requests related to imperfect fitting of the ITE and ITC shell. The Company is attempting to reduce these occurrences by continuing to improve fitting procedures, by improving the software used in the P(3) System(TM), by teaching hearing care professionals more effective techniques for screening patients, and by offering a standard trial unit that hearing care professionals may utilize to demonstrate the ReSound(R) Personal Hearing System for the patient. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

         In the United States and Canada, hearing devices typically have been sold by hearing device dispensers and audiologists. There are approximately 6,000 hearing device dispensing specialists and 5,000 dispensing audiologists in the United States. ReSound's products are positioned as premium- priced, premium-performance devices. Because the Company's programmable product lines are more technically advanced than many competitors' conventional hearing products, the Company has targeted audiologists and qualified hearing device specialists to distribute its Personal Hearing System products. The Company's sales staff, consisting of fourteen people, six of whom are audiologists, supports over 2,200 authorized dispensers in the United States, the majority of whom are audiologists.

         As part of its sales and marketing efforts, ReSound seeks to differentiate itself to the hearing care professional by offering a comprehensive training program to its network of dispensers. The Company's training program is designed to educate the hearing device dispenser about ReSound's products and to train the hearing device dispenser in the proper fitting of patients. In addition, the Company's sales and marketing force provides ongoing support and service to audiologists and hearing device dispensers.

         In July 1996, ReSound acquired the hearing health business activity of 3M. It was renamed Sonar Hearing Health Corporation ("SHH") and currently operates as a separate business unit selling its line of programmable hearing devices to audiologists and qualified hearing aid specialists. SHH's products are sold through its own professional sales force of eight people who service a customer base of over 800 dispensing sites throughout the United States. In Europe, SHH has been integrated into ReSound's existing distribution structure.

         ReSound employs several distribution channels to market and sell its products internationally. The Company is a party to an exclusive distribution agreement covering the Japanese market that expires in December 1997 with Hoya Medical Corporation, a large Japanese company with substantial experience in the contact and intraocular lens markets. During 1992, the Company expanded distribution of its products into Germany, Belgium and Spain by entering into non-exclusive distributor arrangements with leading retailers of hearing devices in those countries. During 1993, an exclusive distributor arrangement with France's leading hearing device retail chain was converted into a non-exclusive distributor arrangement. In 1992, ReSound established a German subsidiary, ReSound GmbH Hortechnologie ("ReSound GmbH"), for marketing and distribution of its current and future products, primarily in Germany, Austria and Switzerland. In 1994, this subsidiary, located in Munich, became the Company's European headquarters. ReSound GmbH has captured a significant share of Germany's BTE hearing device market. On January 1, 1994, ReSound completed the acquisition of all of the outstanding ownership interest in Sonar Design & Hortechnik GmbH ("Sonar") located in Muenster, Germany. Coupling Sonar's significant ITE market share and expertise in ITE design and manufacturing with ReSound's BTE devices has given ReSound a complete line of high technology hearing devices in Germany. Through this subsidiary, which was renamed ReSound Deutschland GmbH during 1996, ReSound sells services and manufactures custom hearing devices for the German market. In 1993, ReSound established a Dutch subsidiary, ReSound b.v., for distribution of the Company's products in the Netherlands. In 1994, ReSound established ReSound Asia Ltd., ("RSND Limited"), a British Virgin Islands company which is a joint venture with a large Hong Kong group. Headquartered in Hong Kong, RSND Limited commenced selling ReSound products in Hong Kong, Taiwan and Singapore in 1994 and has exclusive rights to distribute the Company's products in Hong Kong, Taiwan, Singapore and the People's Republic of China, with the potential to expand its distribution rights into Thailand and Malaysia. Viennatone sells to distributors in numerous countries, to a majority-owned retail chain of stores in Austria and to subsidiaries in the United Kingdom, France and Germany. It also sells to a minority-owned Mexican subsidiary. In 1995, ReSound established subsidiaries in Australia and Sweden. The Company also has branch operations in Canada and Switzerland. International sales accounted for 55% of the Company's total sales in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company intends to expand into other international markets through appropriate distribution arrangements.

THIRD-PARTY REIMBURSEMENT

         In the United States, third-party reimbursement generally is not available for the purchase of hearing devices. As a result, the price of a hearing device may be a key factor in the patient's decision to purchase such a device. In international markets, reimbursement levels vary and are generally provided. In 1996, however, the level of reimbursement in Austria decreased substantially and, as a result, revenues were negatively affected in that market. Changes or anticipated changes in reimbursement levels can affect the Company's sales in the relevant geographic markets significantly. There can be no assurance that such changes or anticipated changes would not have an adverse effect on the Company's business in the future.

GOVERNMENT REGULATION

         The development, production and marketing of the Company's current products and products under development are subject to regulation by numerous governmental authorities in the United States (including the FDA, the California Department of Health Services and the state of Minnesota) and other countries. In the United States, medical device products are subject to rigorous FDA review. The United States Federal Food, Drug, and Cosmetic Act (the "FDC Act") and other federal statutes and regulations govern or influence the design, testing, manufacture, labeling, sale, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications or withdrawal of approvals, injunctions, civil fines and criminal prosecution.

         In order to obtain FDA permission to market a new medical device, the Company must submit proof of substantial equivalence in a 510(k) pre-market notification submission or proof of safety and efficacy in a Pre-Market Approval Application ("PMAA"). In many cases, such proof entails extensive clinical tests. The testing, preparation of necessary applications and processing of those applications by the FDA is expensive, time-consuming, lengthy and uncertain. Applicants seeking a 510(k) clearance must show that the device is substantially equivalent to another legally marketed predicate device. The 510(k) process can require clinical testing of the applicable device under an Investigational Device Exemption ("IDE"), while the pre-market approval process always requires clinical data. The review of a PMAA generally takes one to two years from the date the application is accepted for filing, but may take significantly longer. It generally takes from four to twelve months from submission to obtain clearance of a 510(k) notification, but may take longer. Recently, the FDA has been requiring more rigorous demonstration of substantial equivalence in 510(k) notifications than in the past. There is no assurance that the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing any product it may develop. The FDA may also require post-marketing testing and surveillance to monitor the effects of products or place conditions on any approvals that could restrict commercial applications of such products. Marketing permission may be withdrawn if compliance with regulatory requirements is not maintained or if problems occur following initial marketing. In addition, delays imposed by the governmental approval process may materially reduce the period during which the Company may have the exclusive right to exploit patented products or technologies unless the Company is successful in obtaining patent term restoration.

         The Company's clinical research programs for uncleared or unapproved devices are subject to the IDE regulations of the FDA and California and Minnesota state regulations. These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an Institutional Review Board and maintaining required documentation relating to the conduct of the investigational study. In addition, for some devices, these regulations may require the Company to obtain approval from the FDA prior to the commencement of clinical investigations of new products or of expanded applications for any commercially available product.

         If the PMAA procedure is being utilized, the results of the pre-clinical and clinical studies and other information such as the device description, GMP regulation compliance, bio-compatibility and labeling materials regarding the medical device under study are submitted to the FDA in the form of a PMAA for approval to commence commercial sales. In responding to the PMAA, the FDA may grant marketing approval, with or without conditions, require additional testing or information, or deny the application.

         Regardless of whether a 510(k) notification or PMAA is required, the Company also must register as a medical device manufacturer with the FDA and be licensed by the Food and Drug Branch of the California Department of Health Services and the state of Minnesota. The Company is subject to inspection on a routine basis by both the FDA and the states of California and Minnesota for compliance with the FDA's GMP and medical device reporting ("MDR") regulations and comparable state regulations. Those regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Additionally, the Company must comply with various FDA requirements for design, safety, advertising, labeling, record keeping and reporting of negative experiences in the use of regulated products. The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses as well as products that violate design, safety and the other FDA regulations mentioned above. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or loss of permission to market products, seizures or recalls of products, operating restrictions, injunctions, civil fines and criminal prosecution. The FDA has proposed changes to the GMP regulations and has promulgated new MDR regulations, both of which will likely increase the cost of compliance with GMP requirements. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Changes in existing requirements or adoption of new requirements, such as design control and postmarket surveillance, could have a material adverse effect on the Company's business, financial condition, and results of operations. Although the Company believes that it is in compliance with all applicable regulations of the FDA and the states of California and Minnesota, current regulations depend heavily on administrative interpretation, and there can be no assurance that the

Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

         Sales of medical device products outside the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Some countries have historically permitted human studies earlier in the product development cycle than the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product approvals in certain countries than in the United States, while approvals in countries such as Japan or France may require longer than in the United States. The European Union has completed the Medical Device Directive for obtaining CE-Marking for medical devices to be sold within the Union. The Company has obtained the required certifications of quality and regulatory systems and is now applying the CE Marking on its products for Europe. Viennatone, Sonar and the Redwood City facility have obtained and are maintaining the ISO 9001 and EN 46001 quality system certifications. ReSound Ireland has achieved and is maintaining ISO 9002 certification. Individual country requirements regarding third party reimbursements, advertising, professional training, language of labeling materials and other areas continue to apply and may make certain markets more difficult to penetrate.

         Certain of the Company's products also may be subject to U.S. Federal Communications Commission ("FCC") regulation, which establishes radio frequency emission standards for certain electronic equipment. Products that fail to comply with these regulations may not be sold in the United States until appropriate modifications are made. Various countries in which the Company markets its products, or in which the Company may do so in the future, also have regulatory agencies or standards authorities that perform functions comparable to the FCC, and the Company will need to comply with these requirements to the extent that it markets covered products in such countries.

RESEARCH AND DEVELOPMENT

         ReSound's research and development staff consisted of 83 people at December 31, 1996. Its responsibilities include integrated circuit development, software development, mechanical and electroacoustic engineering, clinical research, regulatory affairs, magnetic transduction design and development and biomaterials (including polymers) engineering. The Company also retains consultants with special expertise to augment internal product development.

         ReSound's research and development is primarily focused on the enhancement of its current hearing device products, development of new BTE, ITE, ITC and Completely-in-the-Canal ("CIC") acoustic products, fitting systems and transducers.

         Some acoustic and magnetic clinical investigations are conducted at the California Ear Institute at Stanford in Palo Alto, California which has an affiliation with the faculty at the Stanford University School of Medicine. Dr. Rodney Perkins, Chairman of the Company's Board of Directors, is the President of the California Ear Institute at Stanford and a professor at the Stanford University School of Medicine.

         Over the last few years, Viennatone has increased its research and development investment, resulting in several new patents and new technologies. These new technologies include the development of a custom IC for providing automatic, gradual mixing between an omni and a directional microphone. Furthermore, Viennatone has developed a unique parametric filter IC.

         With the acquisition of SHH, the Company obtained a large portfolio of patents and intellectual property for programmable devices. SHH also provides ReSound with technology related to materials, electronic packaging, manufacturing engineering of custom shells as well as analog signal processing.

         Certain programmable and DSP patents obtained from the SHH acquisition, were made available to the industry through a partnership formed in 1996 comprised of six hearing device manufacturers, including ReSound, at December 31, 1996. In consideration, ReSound received cash payments from the initial partnership members valued at $7.3 million (net), as of December 31, 1996, and has rights to an additional $3.6 million as future partnership interests or licenses are sold. If and when such funds are received, the related intangible assets will be reduced accordingly. Thereafter, any amounts paid to the partnership will be divided equally among the partners and recognized as license income.

COMPETITION

         The hearing device industry is intensely competitive. Many of the Company's competitors, including Siemens Corporation, Oticon, Phonak, Philips, Starkey Laboratories, Bausch & Lomb, Beltone Electronics, Widex and Danavox may have substantially greater financial, manufacturing, marketing or technical resources than those of the Company. In addition, the Company is aware that several of its competitors have advanced programs for the development of technologically advanced hearing devices. Oticon and Widex have recently introduced digital signal processing ("DSP") hearing devices. The Company, through its joint venture with AudioLogic Hearing Systems (Boulder, Colorado) and GN Danavox a/s (Denmark) is developing a new generation of DSP integrated circuit and software. There can, however, be no assurance that the Company's competitors will not develop products that may be more effective in treating hearing loss than the Company's products, or that the Company's technologies and products may not be rendered obsolete or uncompetitive by such developments. Principal competitive factors in the market for the Company's existing BTE, ITE and ITC hearing device products include price, product quality and reliability, technical support and service, marketing and distribution channels.

PATENTS, TRADE SECRETS, LICENSES AND RELATED LITIGATION

         The Company's policy is to protect its proprietary position by, among other methods, filing United States and international patent applications to protect technology, inventions and improvements that are important to the development of its business and, in this regard, the Company owns and has filed applications for a number of patents and patent applications in the United States and elsewhere in the world. No assurance can be given that pending patent applications will be approved or that any patents will provide competitive advantages for the Company's products or will not be challenged or circumvented.

         The Company also relies upon trade secrets and technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment, consulting or advisory relationship with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology.

         In February 1987, ReSound obtained a worldwide, royalty-bearing license from AT&T to certain AT&T technical information, including electronics schematics and software, for use in hearing assistance applications. The license required the Company to pay a royalty based on net sales of products utilizing the licensed technology until the completion of the Company's initial public offering in March 1993. AT&T may terminate the license if the Company is in breach of the license agreement. The Company believes that it is presently in compliance with the terms of the license agreement. Under an amendment to the license agreement effective as of January 1988, AT&T assigned to the Company three patents related to the Company's sound processing technology that had been developed through use of the licensed AT&T technical information. Under this amendment, AT&T was granted back an exclusive license to these three patents for use in applications other than in hearing assistance applications. AT&T also received a right to grant sublicenses to the patents to third parties where required under its pre-existing agreements with such parties.

         On April 28, 1995, the Company settled its then pending patent infringement lawsuit with Dr. Paul Yanick. In exchange for a one-time lump-sum royalty payment, the lawsuit was dismissed and the Company received a fully-paid license to use all of Dr. Yanick's trade secrets and patent technology, including the four patents involved in the lawsuit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Litigation."

         On October 19, 1995, the Company announced that it had reached agreement to settle the then pending patent lawsuit with A&L Technology. As a result of the settlement, the lawsuit was dismissed and the Company received a fully-paid license to use A&L's United States Letters Patent No. 4,396,806 in its hearing device products both in the United States and overseas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements - Litigation."

         The Company was the defendant in a lawsuit filed in September 1993 in the United States District Court, District of Minnesota, by 3M alleging that the Company's hearing devices and programming systems infringed the claims of three patents owned by the plaintiff. This lawsuit was dismissed in June 1996 upon the Company's purchase of certain assets, including the related patents, of the hearing health business activity of 3M.

         From time to time, the Company has been contacted by various other parties who have alleged that certain of the Company's products infringe or may infringe patents that such parties claim to hold. Management believes the Company has not infringed on any such patents and does not believe such claims, if pursued, will result in a material adverse effect on the financial position or results of operations of the Company.

         A substantial number of patents have been issued that relate to, or could relate to, the design and manufacture of hearing devices. As a result, the Company may in the future be contacted by parties claiming that the Company's products infringe their patent or other proprietary rights. Any future litigation could result in substantial costs and the diversion of effort by management of the Company. The Company may also find it necessary to institute litigation to enforce patents issued to it, to protect trade secrets or know-how owned by it or to determine the scope and validity of the patents or other proprietary rights of others. Resolution of these claims generally involves complex legal and factual questions and is highly uncertain. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties and require the Company to seek licenses from other parties or prevent the Company from manufacturing and selling its products or require the Company to redesign its products, all of which could have a materially adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE

         Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products or a medical procedure associated with prescribing and fitting their products results in personal injury claims. Although the Company has not experienced any product liability claims to date, any such claims could have an adverse effect on the Company. The Company currently maintains liability insurance with coverage of $21 million per occurrence and an annual aggregate maximum of $21 million. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all.

EMPLOYEES

         As of December 31, 1996, the Company had 1,024 employees, including 83 in research and development, 569 in manufacturing, 257 in sales and marketing and 115 in administration. The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Viennatone's employees are compulsorily covered by a collective bargaining agreement with respect to the electronics industry and are compulsorily members of the Austrian Chamber of Workers. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes its relationship with its employees is good.

ADVISORY BOARDS

         The Company has a Scientific Advisory Board and a Medical Advisory Board comprised of leading scientists and physicians in the acoustic, auditory and electrical engineering fields. Both Boards meet and consult with the Company's management and technical staff on an as-needed basis. The Company estimates that members of the Advisory Boards spend on average one day per quarter on Company matters. Some members of the Boards may also receive compensation for consulting or clinical work performed for the Company under consulting contracts. The aggregate compensation paid by the Company under these consulting arrangements was approximately $9,000 during fiscal 1996, excluding amounts paid to Dr. Richard Goode and Dr. Rodney Perkins, who are also members of the Company's Board of Directors.

         The current members of the Scientific Advisory Board are:

         Jont Allen, Ph.D., a member of the technical staff of AT&T Bell Laboratories in the acoustics research department. Dr. Allen was involved in the development of AT&T's internal hearing device venture, with particular emphasis on the fitting system, and has experience in acoustics, cochlear modeling and related electrical engineering fields. Dr. Allen holds a Ph.D. from the University of Pennsylvania.

         Harry Levitt, Ph.D., Distinguished Professor at City University of New York for the Center of Research in Speech and Hearing Science. Dr. Levitt is one of the world's leading scientists in the hearing aid field. He regularly presents, often as an invited speaker, at the most important hearing aid conferences. Dr. Levitt has over 200 publications in major audiology journals and textbooks.

         Brian Moore, Ph.D., Professor of Auditory Perception at Cambridge University in England. Dr. Moore has performed extensive basic and applied research in the fields of hearing, hearing impairment, hearing device design, and signal processing, with long-term Program Grant support from the Medical Research Council (U.K.). He has authored or edited more than eight books and has published over 220 book chapters and research articles. Dr. Moore holds a Ph.D. from Cambridge University.

         Edgar Villchur, President and Director of Research of the Foundation for Hearing Aid Research. Mr. Villchur was the founder of Acoustics Research, a manufacturer of stereophonic equipment, and has been a visiting scientist at the Massachusetts Institute of Technology and the Albert Einstein School of Medicine. Mr. Villchur has authored many books and papers on the reproduction of sound and signal processing for the hearing impaired. Mr. Villchur holds an M.S.Ed. from the City College of New York.

         The current members of the Medical Advisory Board are:

         Derald E. Brackmann, M.D., senior otologic surgeon at the House Ear Institute in Los Angeles. Dr. Brackmann is past President of the Academy of Otolaryngology--Head and Neck Surgery and past President of the American Neurotologic Society. He has published extensively on clinical topics in otologic surgery (ear surgery). Dr. Brackmann is Clinical Professor of Otolaryngology at the University of Southern California School of Medicine. Dr. Brackmann holds an M.D. from the University of Illinois School of Medicine.

         Professor Doctor Ugo Fisch, Professor and Chairman of the Department of Otolaryngology at the University Hospital in Zurich. Dr. Fisch is a leading surgeon in the fields of otologic surgery and neurotologic surgery (surgery of the neural components of the ear and related structures) and has over 30 years of research and teaching experience. Dr. Fisch is an Honorary Fellow of the Royal College of Surgeons of England. Dr. Fisch holds an M.D. from the University of Zurich.

         Bruce J. Gantz, M.D., Professor of Otolaryngology--Head and Neck Surgery at the University of Iowa College of Medicine. Dr. Gantz has received extensive funding from the National Institutes of Health for research on advanced hearing devices and cochlear implants. Dr. Gantz holds an M.D. from the University of Iowa.

         William House, M.D., widely recognized as the founder of the field of neurotologic surgery. Dr. House did his pioneering work in cochlear implants and the development of advanced neurotologic surgical procedures at the House Ear Institute in Los Angeles. He has over 35 years experience in research and development of implantable hearing devices. Dr. House holds a D.D.S. from the University of California at Berkeley and an M.D. from the University of Southern California School of Medicine.

         Richard L. Goode, M.D. and Rodney Perkins, M.D., members of the Board of Directors, also serve on the Medical Advisory Board.

ITEM 2.       DESCRIPTION OF PROPERTIES

         The Company leases 47,600 square feet of office, research and development and manufacturing space in Redwood City, California under a non-cancelable operating lease and sublease through June 2000. Additionally, the Company leases 6,600 square feet in Redwood City under a lease which expires in December 2000. Sonar Hearing Health, in Eagan, Minnesota, leases 14,000 square feet under a non-cancelable operating lease which expires in December 1999. The Company's German subsidiary, ReSound GmbH Hortechnologie, leases approximately 3,500 square feet of space in Munich; and the Company's Dutch subsidiary, ReSound b.v., leases approximately 2,500 square feet of space in Oosterhout. During the first quarter of 1994, Sonar increased its leased manufacturing and administrative space in Munster from approximately 3,400 square feet to approximately 12,000 square feet. ReSound Ireland Limited leases a total of approximately 15,200 square feet in Cork, Ireland. ReSound acquired Viennatone AG in early December 1994. Viennatone's leased headquarters building, located in Vienna, Austria, consists of approximately 32,500 square feet. Viennatone also has a leased manufacturing facility in Grafenschachen, Austria, which consists of approximately 8,200 square feet. Viennatone operates 22 leased retail stores which total approximately 19,000 square feet. Viennatone owns two additional retail locations in Vienna which total approximately 1,600 square feet. Subsidiaries of Viennatone operating in France, Germany, the United Kingdom and Mexico lease approximately 11,000 square feet of building space. The Company expects that it may require additional space in the future and that such space will be available on acceptable terms if required.

ITEM 3.       LEGAL PROCEEDINGS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements -- Litigation."

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol RSND. The prices per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.

             FISCAL 1995..............................................HIGH           LOW
                                                                      ----           ---
             First Quarter ended April 2, 1995 ...................  10 5/8           6 3/4
             Second Quarter ended July 2, 1995 ...................   9 3/8           7 3/8
             Third Quarter ended October 1, 1995 .................   9 1/4           7 5/8
             Fourth Quarter ended December 31, 1995 ..............   9 3/8           6 3/4

             FISCAL 1996..............................................HIGH           LOW
                                                                      ----           ---
             First Quarter ended March 31, 1996...................   12 1/2           6 7/8
             Second Quarter ended June 30, 1996 ..................   13 1/2          10 1/4
             Third Quarter ended September 30, 1996 ..............   12 5/8           7 1/4
             Fourth Quarter ended December 31, 1996 ..............    9 1/2           6 7/8

         The Company had approximately 7,624 shareholders as of December 31, 1996, including beneficial owners included in securities position listings as described in Rule 17Ad-8.

         The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA


                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                    (in thousands, except per share data)

                                                              1996 (1)           1995            1994 (2)      1993       1992
                                                              -------            ----            ----          ----       -----

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales                                                     $ 125,646        $ 107,330        $ 62,253      $35,686    $ 16,686
Cost of sales                                                    57,241           53,626          26,461       15,025       9,075
                                                              ---------        ---------        --------      -------    --------

      Gross profit                                               68,405           53,704          35,792       20,661       7,611

Operating expenses:
    Research and development                                     14,898           11,181           8,862        5,179       3,526
    Selling, general and administrative                          50,899           45,606          21,403       10,872       5,124
                                                              ---------        ---------        --------      -------    --------

      Total operating expenses                                   65,797           56,787          30,265       16,051       8,650
                                                              ---------        ---------        --------      -------    --------
 Income (loss) from operations                                    2,608           (3,083)          5,527        4,610      (1,039)
 Interest income (expense), net                                  (1,819)          (1,860)            553          748          (5)

 Other income (expense), net                                       (359)            (368)            496           --          --

 Provision for litigation and related costs                          --               --         (19,230)          --          --
                                                              ---------        ---------        --------      -------    --------


 Income (loss) before income taxes                                  430           (5,311)        (12,654)       5,358      (1,044)

 Provision for income taxes                                       1,397              591           1,635          536          --
                                                             ----------        ---------        --------      -------    --------



 Net income (loss)                                            $    (967)       $  (5,902)       $(14,289)     $ 4,822    $ (1,044)
                                                              =========        =========        ========      =======    ========



 Net income (loss) applicable to common shareholders          $  (1,192)       $  (5,902)       $(14,289)     $ 4,822    $ (1,044)
                                                              =========        =========        ========      =======    ========

 Net income (loss) per common share                           $   (0.07)       $   (0.38)       $  (0.95)     $  0.35    $  (0.19)
                                                              =========        =========        ========      =======    ========

 Shares used in net income (loss) per share calculation          17,591           15,439          15,089       13,973       5,502
                                                              =========        =========        ========      =======    ========






                                                                           AS OF DECEMBER 31,
                                                                           ------------------
(in thousands)                                         1996             1995           1994           1993          1992
                                                       ----             ----           ----           ----          -----
CONSOLIDATED BALANCE SHEET DATA:

Working capital                                     $  25,377        $  9,324        $  5,995        $ 29,248        $  4,932
Total assets                                          114,752          83,370          95,116          40,846           9,157
Long-term obligations, net of current portion          25,985          30,729          23,146              --             109
Accumulated deficit                                   (39,202)        (38,010)        (32,108)        (17,819)        (22,641)
Shareholders' equity                                   57,596          18,221          21,169          32,793           5,958





(1) Includes the operating results of Sonar Hearing Health Corporation, established from the purchase of certain assets of the hearing health business activity of 3M in June 1996. See Note 2 in Notes to Consolidated Financial Statements.

(2) Includes the operating results of Sonar Design & Hortechnik GmbH and Viennatone AG from their purchase dates of January and December 1994, respectively. See Note 2 in Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was primarily engaged in research and development from its inception in February 1984 through December 1989, when it commenced shipments of its first In-the-Ear ("ITE") hearing devices and its Digital Hearing System ("DHS"), a hearing testing and programming system. Through December 31, 1996, the Company has sold over 623,000 hearing devices worldwide including over 229,000 in 1996, to over 4,300 audiologists and hearing device dispensers. In general, the Company's net sales have increased primarily from higher volumes of product shipments and a broader product line (due to both internal growth and acquisitions) rather than from increases in product prices. Increases in the number of audiologists and hearing device dispensers selling the Company's hearing instruments have contributed to the higher volume of shipments.

         In the last several years, the Company has established significant operations outside the United States. In 1994, the Company significantly expanded its business by acquiring two existing hearing health care companies in Europe, established a manufacturing facility in Ireland and entered into an Asian distribution joint venture. In 1995, the Company formed wholly owned subsidiaries in Australia and Sweden. The Company currently derives over 55% of its revenues outside the United States.

ACQUISITIONS AND STRATEGIC ALLIANCES

         In 1994, the Company completed two acquisitions. On January 1, 1994, the Company acquired all the outstanding ownership interests in Sonar Design & Hortechnik GmbH ("Sonar") for approximately $3.5 million and 100,000 shares of ReSound Common Stock. Sonar, located in Munster, Germany, is a leading German manufacturer and distributor of custom ITE hearing devices. The acquisition of Sonar allows the Company to market custom ITE hearing devices in Europe, containing ReSound technology, as well as devices containing Sonar technology. During 1996, Sonar was renamed ReSound Deutschland.

         On August 9, 1994, the Company entered into a joint venture agreement establishing ReSound Asia Limited ("ReSound Limited") with a group of companies based in Hong Kong. ReSound Limited has been granted exclusive distribution of ReSound hearing health care products in Hong Kong, Taiwan, Singapore and the People's Republic of China with the potential to expand its distribution rights into Thailand and Malaysia. ReSound holds a majority equity position in the partnership and provides technical and clinical expertise to the joint venture.

         On December 9, 1994, a newly-formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG, an Austrian company, for approximately $27.7 million, and the Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owns an 80% interest in its Austrian distribution company, Viennatone BVG). Viennatone, based in Vienna, Austria, designs, manufactures and distributes BTE, ITE and other hearing devices and components worldwide. The acquisition of Viennatone provided the Company with Viennatone's electroacoustic and electromechanical technologies; expanded distribution of ReSound products through Viennatone's established subsidiaries in the United Kingdom, France, and Germany, as well as a retail chain in

Austria consisting of 22 stores; and access to high quality hearing device cases and components. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash.

         In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company ("3M") for $25.4 million and has established a subsidiary in the United States, Sonar Hearing Health Corporation, to manage this activity on an ongoing basis. International distribution of former 3M products is undertaken through the Company's international subsidiaries. To finance this purchase and provide working capital, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million and $16.6 million for the six months ended June 30, 1996, and for the year ended December 31, 1995, respectively. The total purchase price of $25.4 million included a cash payment of $24.9 million and $500,000 for related acquisition expenses. Together with patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were acquired in July 1996 in connection with the above acquisition. These patents were contributed to a recently formed partnership comprised of six hearing device manufacturers, including ReSound, at December 31, 1996. In consideration, ReSound received cash payments from the initial partnership members of $7.3 million (net) as of December 31, 1996, and has rights to an additional $3.6 million as future partnership interests or licenses are sold. Thereafter, any amounts paid to the partnership will be divided equally among the partners. Cash receipts from the sale of partnership interests has lowered the net purchase price of the hearing health business activity of 3M to $18.1 million at December 31, 1996.

SALES

         The Company recognizes revenue upon shipment of products. Net sales consist of gross sales less discounts and allowances for estimated returns. In general, the Company has a 90-day return policy for sales in the United States. The Company believes that the hearing device industry in the U.S. is characterized by a relatively high rate of returns due to a number of factors, including liberal return policies required by law in many states. However, the Company's return rates in the U.S. are within the range it believes are experienced by other hearing device manufacturers. In 1996, 1995, and 1994 the provision for estimated sales returns in the U.S., expressed as a percentage of domestic sales, has been 27%, 28%, and 23%, respectively. Because of the need to provide a return policy competitive with industry practice in the U.S. and because of the importance of the initial fitting process, the Company expects sales returns will continue at a relatively high rate. In Europe and Asia, returns are not material.

COSTS & EXPENSES

         Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs and accruals associated with warranty repairs and product remakes. In 1996, cost of sales as a percentage of net sales decreased to 46% from 50% in 1995. The 1995 cost of sales included $2.8 million in royalties to A&L Technology stemming from a disputed patent and higher manufacturing costs of approximately $2.3 million necessitated by a temporary re-design of all affected products pending settlement of the A&L Technology patent suit.

         The Company provides for estimated warranty cost at the time of sale and adjusts these estimates based on subsequent experience. The period over which warranty claims may be made in the U.S. is one to three years for electronic components and 12 months for the custom shell used for ITE and ITC devices. In 1996, 1995 and 1994, the approximate provisions for estimated warranty cost (and as a percentage of net sales domestically) were $4.4 million (8%), $4.2 million (11%), and $3.0 million (10%), respectively. The period over which warranty claims may be made in Europe and Asia is 12 months, and the amount of these claims has been of lesser significance. The Company experiences a high rate of warranty claims related to damage and blockage of the speaker caused by moisture and accumulated ear wax. The Company expects such claims to continue to be significant and expects warranty costs to continue to represent a significant component of cost of sales.

         The 1996 increase in selling, general and administrative expenses was primarily the result of the acquisition of certain assets of the hearing health business activity of 3M. The 1995 increase in selling, general and administrative expenses was primarily related to acquisitions and the establishment of wholly owned subsidiaries in Australia and Sweden. In 1994, the Company established distribution in Asia through a joint venture located in Hong Kong and initiated sales in the United Kingdom, Denmark, and Sweden. International sales as a percentage of net sales in 1996, 1995 and 1994 were 55%, 65% and 51%, respectively.

PATENT AND OTHER LITIGATION

         On April 28, 1995, the Company settled its then-pending patent infringement lawsuit with Dr. Paul Yanick. In exchange for a one-time lump-sum royalty payment, the lawsuit was dismissed and the Company received a fully-paid license to use all of Dr. Yanick's trade secrets and patent technology, including the four patents involved in the lawsuit.

         On October 19, 1995, the Company announced that it had reached agreement to settle both the patent lawsuit with A&L Technology and the shareholder class action lawsuit previously filed on behalf of certain shareholders.

         The patent infringement lawsuit brought against the Company by A&L Technology was dismissed and the Company received a fully-paid license to use A&L's United States Letters Patent No. 4,396,806 in its hearing device products both in the United States and overseas. In addition, A&L Technology relinquished its claims to receive approximately $13.5 million in damages, attorneys' fees, royalties and interest previously awarded by the court in the action. In exchange, the Company on October 19, 1995, the Company made a cash payment to A&L Technology of $7.0 million and released all claims to a $2.8 million royalty paid to A&L Technology in 1995.

         The shareholder class action suit, filed against the Company, its directors and certain of its officers, and against the underwriters of its initial public offering on behalf of purchasers of ReSound's common stock between March 4, 1993 and March 13, 1995, was settled on October 19, 1995 and resulted in a settlement fund of $8.0 million from which plaintiff's attorneys' fees and expenses will be deducted. Fifty percent of the fund was paid by the Company on October 30, 1995, and the balance was paid by the Company's insurance carriers. The Court approved the settlement on June 12, 1996. At the settlement hearing relating to the final distribution of the shareholder settlement fund, an objection was raised to the provisions of the settlement agreement relating to attorney's fees and certain other matters. The judge rejected the objector's claim and approved the proposed terms of the distribution. Notice of appeal was filed by the objector on July 10, 1996, and the appeal is currently pending before the Ninth Circuit Court of Appeals.

         The Company was the defendant in a lawsuit filed in September 1993 in the United States District Court, District of Minnesota, by 3M alleging that the Company's hearing devices and programming systems infringed the claims of three patents owned by the plaintiff. This lawsuit was dismissed in June 1996 upon the Company's purchase of certain assets, including the related patents, of the hearing health business activity of 3M.

         From time to time, the Company has been contacted by various other parties who have alleged that certain of the Company's products infringe or may infringe patents that such parties claim to hold. Management believes the Company has not infringed on any such patents and does not believe such claims, if pursued, will result in a material adverse effect on the financial position or results of operations of the Company.

         A substantial number of patents have been issued that relate to or could relate to the design and manufacture of hearing devices. As a result, the Company may in the future be contacted by parties claiming that the Company's products infringe their patent or other proprietary rights. Any future litigation could result in substantial costs and the diversion of effort by management of the Company. The Company may also find it necessary to institute litigation to enforce patents issued to it, to protect trade secrets or know-how owned by it or to determine the scope and validity of the patents or other proprietary rights of others. Resolution of these claims generally involves complex legal and factual questions and is highly uncertain. Adverse determinations in any litigation could subject the Company to significant liabilities to third parties and require the Company to seek licenses from other parties or prevent the Company from manufacturing and selling its products or require the Company to redesign its products, all of which could have a materially adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales:


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                 1996         1995         1994
                                                 ----         ----         ----
Net sales                                         100%         100%         100%
Cost of sales                                      46           50           42
                                                 ----         ----         ----
         Gross profit                              54           50           58
Operating expenses:
  Research and development                         12           10           14
  Selling, general and administrative              41           43           35
                                                 ----         ----         ----
         Total operating expenses                  53           53           49
                                                 ----         ----         ----
Income (loss) from operations                       1           (3)           9
Interest income (expense), net                     (1)          (2)           1
Other income (expense), net                        --           --            1
                                                 ----         ----         ----
Income (loss) before income taxes                  --           (5)          11
Provision for litigation and related costs         --           --          (31)
                                                 ----         ----         ----
Income (loss) before income taxes                  --           (5)         (20)
Provision for income taxes                          1            1            3
                                                 ----         ----         ----
Net loss                                           (1)%         (6)%        (23)%
                                                 ====         ====         ====

Years Ended December 31, 1996 and 1995

         Net sales increased by 17% to $125.6 million in 1996 compared to $107.3 million in 1995 due to the introduction of the ITC hearing device, continued strong sales of the Encore product line, the inclusion of sales relating to products acquired from 3M Hearing Health, increased sales of the Company's ITE and BTE hearing devices, and an increase in the number of audiologists (hearing care professionals with advanced degrees), acousticians, and hearing device dispensers selling the Company's products. The total number of audiologists and hearing device retailers increased in the U.S. from 1,392 at the end of 1995 to 2,200 at the end of 1996. The number of acousticians and hearing device dispensers selling the Company's products internationally increased from 2,050 at the end of 1995 to 2,120 at the end of 1996. International sales for the twelve months ended December 31, 1996, were level with the comparable period last year due to unfavorable changes in governmental reimbursement policies in Europe, an increasingly competitive marketplace, and weaker European currencies compared to the U.S. dollar. International sales as a percentage of net sales in 1996 and 1995 were 55% and 65%, respectively.

         Cost of sales increased to $57.2 million in 1996 from $53.6 million in 1995. Gross profit increased to $68.4 million in 1996 from $53.7 million in 1995, and as a percentage of net sales increased to 54% in 1996 from 50% in 1995. The year-to-year increase in gross profit was largely attributable to the $2.8 million in royalty payments and the higher manufacturing costs of approximately $2.3 million incurred in 1995 due to the A&L Technology patent litigation. In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate assemblies worldwide.

         Research and development expenses increased by 33% to $14.9 million (12% of net sales) for 1996 from $11.2 million (10% of net sales) for 1995. The Company increased spending during the twelve months ended December 31, 1996 relative to the prior year for the continued development of new products being introduced throughout 1996 and for products planned for future years. In May 1996, the Company introduced its Advanced ReSound Processing(TM) chip incorporating ReSound's Cochlea Dynamics technology into an In-the-Canal hearing device, a ReSound software fitting system, ReSource, based on the industry standard NOAH PC system platform and an improved Behind-the-Ear Power hearing device. In 1996 the Company also upgraded its installed base of Portable Prescriptive Programming fitting systems. In addition, expenses were incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic Hearing Systems and GN Danavox a/s which was announced in April 1996 and finalized on September 30, 1996.

         Selling, general and administrative expenses increased by 12% to $50.9 million (41% of net sales) in 1996 from $45.6 million (43% of net sales) in 1995. This year-to-year increase in expenditures resulted from the acquisition of the 3M Hearing Health business activity and increased expenses related to increased sales volume. These increases were offset by a labor agreement reached in Austria which reduced SG&A expenses on a one-time basis by approximately $1.3 million in 1996.

         The Company expects expenses generally to continue at high levels, but to fluctuate as a percentage of sales. The Company is undertaking a program to reduce expenses, but no assurance can be given that reductions will be obtained, especially on a percentage of sales basis which may vary substantially on a quarter to quarter basis.

         Interest income was $184,000 in 1996, compared to $326,000 in 1995. This year-to-year decrease is primarily due to a reduction in the average cash and short-term investment balances resulting from cash payments made to settle litigation in the fourth quarter of 1995.

         Interest expense was $2.0 million in 1996, compared to $2.2 million in 1995. This decrease is primarily due to the Company paying down debt in 1996.

         Other expense was $359,000 in 1996 compared to $368,000 in 1995. Both amounts consisted primarily of realized losses on foreign currency transactions.

         Income tax provisions were $1.4 million in 1996 and $591,000 in 1995. Income taxes primarily represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria, the United Kingdom and Holland. The Company had net operating loss carryforwards of approximately $31.0 million for United States' federal purposes and $8.6 million for United States' state purposes as of December 31, 1996. Each international subsidiary is subject to income taxes in the countries in which it operates. The income of these subsidiaries is not included in the Company's U.S. federal and state income tax returns. The Company had foreign net operating loss carryforwards of approximately $7.0 million at December 31, 1996, which will expire at various dates beginning in 1997 through 2002, if not utilized.

Years Ended December 31, 1995 and 1994

         Net sales increased by 72% to $107.3 million in 1995 compared to $62.3 million in 1994 due primarily to higher sales of the Company's ITE and BTE hearing devices, an increase in the number of audiologists (hearing care professionals with advanced degrees), acousticians, and hearing device dispensers selling the Company's products and the inclusion of a full year's sales of Viennatone, acquired in December 1994. The total number of audiologists and hearing device retailers increased in the U.S. from 1,118 at the end of 1994 to 1,392 at the end of 1995. The Company experienced increased international sales in Austria, Belgium, Canada, Denmark, France, Germany, Hong Kong, Japan, the Netherlands, Portugal, Spain, Switzerland, Taiwan, and the United Kingdom. The number of acousticians and hearing device dispensers selling the Company's products internationally increased from 1,630 at the end of 1994 to 2,050 at the end of 1995.

         Cost of sales increased to $53.6 million in 1995 from $26.5 million in 1994. Gross profit increased to $53.7 million in 1995 from $35.8 million in 1994, and as a percentage of net sales declined to 50% in 1995 from 58% in 1994. This decline in gross profit as a percentage of net sales in 1995 was primarily attributable to payment of $2.8 million in royalties to A&L Technology stemming from a disputed patent and higher manufacturing costs of approximately $2.3 million necessitated by a temporary re-design of all affected products. In September 1994, ReSound established a new manufacturing facility in Cork, Ireland which has supplied the majority of ReSound standard BTE and faceplates for custom ITE hearing devices since mid-year 1995.

         Research and development expenses increased by 26% to $11.2 million (10% of net sales) for 1995 from $8.9 million (14% of net sales) for 1994. This increase was attributable to the hiring of additional engineering personnel, payments to outside consultants and contractors for new product development associated with acoustic products and the engineering costs of Viennatone. In 1994, the Company introduced a Sculptured ITE hearing device in the U.S. market, and a Power BTE hearing device in worldwide markets. The Company continued to incur research and development expenses at a substantial level for the development of additional new products, such as an In-the-Canal ("ITC") hearing device, the incorporation of a directional microphone with ReSound sound processing technology into the Company's BTE hearing device products, the development of the Advanced ReSound Processing(TM) chip, and the development of new software and fitting systems. The expenses relating to designing around the A&L Technology patent represented approximately $500,000 of 1995 research and development costs.

         Selling, general and administrative expenses increased by 113% to $45.6 million (43% of net sales) in 1995 from $21.4 million (35% of net sales) in 1994. This increase was attributable to additional staffing due to higher sales volumes, the expansion of distribution of the Company's products into several additional countries, and the inclusion of Viennatone for a full year. In 1995, $15.1 million of selling, general and administrative expenses related to Viennatone. During 1995, ReSound established wholly owned subsidiaries in Australia and Sweden.

         Interest income was $326,000 in 1995, compared to $680,000 in 1994. This decrease was attributable to the reduction and eventual elimination of investing activity by ReSound in 1995. There was less cash on hand during the course of the year due to $16.6 million paid to settle the A&L Technology, shareholder class action and Yanick lawsuits.

         Interest expense was $2.2 million in 1995, compared to $127,000 in 1994. This increase was due, principally, to $17.3 million in bank borrowings established in December 1994 and to the issuance of $10 million of convertible notes in February 1995 related to the acquisition of Viennatone AG.

         Other expense of $368,000 in 1995 was related to the operating losses incurred by the Company's joint venture in Hong Kong and the minority interest expenses incurred at the Viennatone subsidiary, partially offset by approximately $175,000 of realized gains on foreign currency transactions. Other income was $496,000 in 1994 and consisted primarily of realized gains on foreign currency transactions.

         Income tax provisions were $591,000 in 1995 and $1.6 million in 1994. Income taxes primarily represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria, the United Kingdom and Holland. The Company had net operating loss carryforwards of approximately $30.0 million for federal purposes and $12.6 million for state purposes as of December 31, 1995. Each international subsidiary is subject to income taxes in the countries in which it operates. The income of these subsidiaries is not included in the Company's U.S. federal and state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

         During 1996, the Company used $1.6 million of cash in operations primarily to fund the Company's net current asset position. During 1995, the Company used $17.5 million of cash in operations, of which $16.6 million was paid in litigation and related costs.

Investing Activities

         Net cash used in investing activities in 1996 was $27.0 million and resulted primarily from the acquisition of certain assets of the 3M hearing health business activity for $25.4 million, additions to property and equipment of $7.5 million and the purchase of a minority shareholder's interest in a subsidiary of Viennatone for $1.9 million. These amounts were primarily offset by net proceeds from the licensing of patent rights for $7.3 million.

Financing Activities

         Net cash provided by financing activities in 1996 was $31.5 million. This amount resulted primarily from the issuance of Common and Preferred Stock for $34.3 million and $5.0 million, respectively. These amount were offset by reductions of long-term debt and loans payable of $4.2 million and $3.6 million, respectively.

         At December 31, 1996, the Company had available cash and cash equivalents of $8.0 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements through at least December 31, 1997, the Company may be required to raise additional capital for its currently envisaged long-term needs and in connection with any future acquisitions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
   Report of Ernst & Young LLP, Independent Auditors                      32


   Consolidated Financial Statements:

       Consolidated Balance Sheets                                        33

       Consolidated Statements of Operations                              34

       Consolidated Statement of Shareholders' Equity                     35

       Consolidated Statements of Cash Flows                              36

       Notes to Consolidated Financial Statements                         37


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
ReSound Corporation

         We have audited the accompanying consolidated balance sheets of ReSound Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReSound Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        Ernst & Young LLP


Palo Alto, California
January 28, 1997

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                              DECEMBER 31,

                                                                                       1996               1995
                                                                                       ----               ----
Current assets:
  Cash and cash equivalents                                                     $     7,980         $    5,091
  Accounts receivable, net of allowances for estimated
    returns and doubtful accounts of $4,774 and $4,123
    at December 31, 1996 and 1995, respectively                                      20,497             17,746
  Inventories                                                                        23,853             18,466
  Other current assets                                                                4,218              2,441
                                                                                 ----------        -----------
         Total current assets                                                        56,548             43,744

Property and equipment, net                                                          13,494              9,300
Other assets                                                                          4,899              2,634
Goodwill, net of accumulated amortization
    of $3,379 and $1,779                                                             39,811             27,692
                                                                                -----------         ----------

                                                                                  $ 114,752          $  83,370
                                                                                  =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans and short-term notes payable                                        $    2,504          $   8,134
  Accounts payable                                                                    8,478             10,189
  Accrued liabilities                                                                17,976             12,643
  Provision for litigation and related costs                                            ---                492
  Long-term debt, current portion                                                     2,213              2,962
                                                                                    -------        -----------
         Total current liabilities                                                   31,171             34,420

Long-term liabilities:
  Long-term debt, non-current portion                                                19,515             22,988
  Employee benefits                                                                   5,110              6,216
  Other accrued liabilities                                                           1,360              1,525
                                                                                    -------            -------
         Total long-term liabilities                                                 25,985             30,729

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized;
         Series B:  54,055 issued and outstanding at December 31, 1996                5,225                ---
   Common stock, $0.01 par value, 50,000,000 shares authorized;
         19,384,000  and 15,610,000 shares issued and outstanding at
         December 31, 1996 and 1995, respectively                                    90,680             54,292
   Accumulated deficit                                                              (39,202)           (38,010)
   Cumulative translation adjustment                                                    893              1,939
                                                                                -----------          ---------

         Total shareholders' equity                                                  57,596             18,221
                                                                                -----------          ---------
                                                                                  $ 114,752           $ 83,370
                                                                                  =========           ========

                            See accompanying notes.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
                                                                   1996             1995             1994
                                                                   ----             ----             ----

Net sales                                                     $ 125,646        $ 107,330         $ 62,253
Cost of sales                                                    57,241           53,626           26,461
                                                               --------         --------         --------
         Gross profit                                            68,405           53,704           35,792

Operating expenses:
  Research and development                                       14,898           11,181            8,862
  Selling, general and administrative                            50,899           45,606           21,403
                                                               --------         --------         --------
         Total operating expenses                                65,797           56,787           30,265
                                                               --------         --------         --------

Income (loss) from operations                                     2,608           (3,083)           5,527

Other income (expense):
  Interest income                                                   184              326              680
  Interest expense                                               (2,003)          (2,186)            (127)
  Other income (expense), net                                      (359)            (368)             496
  Provision for litigation and related costs                        ---              ---          (19,230)
                                                               --------      -----------       -----------
         Total other income (expense)                            (2,178)          (2,228)         (18,181)
                                                               ---------        ---------       ----------
Income (loss) before income taxes                                   430           (5,311)         (12,654)
Provision for income taxes                                        1,397              591            1,635
                                                              ---------         ---------       ----------

Net loss                                                      $    (967)        $ (5,902)        $(14,289)
                                                              ==========        =========        =========

Net loss applicable to common shareholders                    $  (1,192)        $ (5,902)        $(14,289)
                                                              ==========        =========        =========

Net loss per share                                            $   (0.07)        $  (0.38)        $   (0.95)
                                                              =========         ========         ==========
Shares used in net loss per share calculation                    17,591           15,439             15,089
                                                              =========         ========         ==========

                             See accompanying notes.

                               RESOUND CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                      Unrealized
                                                                                    Gain (Loss) on
                                                                                      Securities       Cumulative         Total
                                             Preferred     Common     Accumulated      Available for     Translation   Shareholders'
                                                Stock      Stock       Deficit             Sale          Adjustment       Equity
                                             ---------     ------     -----------   ----------------   -------------   -------------
Balance at December 31, 1993                  $   --      $50,846     $(17,819)       $  --               $  (234)      $ 32,793
  Exercise of stock options for 229
      shares of common stock                      --          227           --           --                    --            227
  Issuance of 38 shares of common
      stock for employee stock
      purchase plan                               --          291           --           --                    --            291
  Issuance of 100 shares of common
      stock in connection with
      acquisition                                 --        1,987           --           --                    --          1,987
  Net loss                                        --           --      (14,289)          --                    --        (14,289)
  Unrealized loss on securities
      available-for-sale                          --           --           --         (675)                   --           (675)
  Translation adjustment                          --           --           --           --                   835            835
                                             -------     --------     --------        ------              -------       ---------
Balance at December 31, 1994                      --       53,351      (32,108)        (675)                  601         21,169
  Exercise of stock options for 341
      shares of common stock                      --          570           --           --                    --            570
  Issuance of 51 shares of common
      stock for employee stock
      purchase plan                               --          333           --           --                    --            333
  Exercise of stock options for 15
      shares for directors' option plan           --           38           --           --                    --             38
  Net loss                                        --           --       (5,902)          --                    --         (5,902)
  Change in unrealized loss on
       securities available-for-sale              --           --           --          675                    --            675
  Translation adjustment                          --           --           --           --                 1,338          1,338
                                             -------     --------     --------        ------              -------       ---------
Balance at December 31, 1995                      --       54,292      (38,010)          --                 1,939         18,221
  Issuance of 54 shares of 6%
      convertible redeemable
      preferred stock                          5,000           --           --           --                    --          5,000
  Issuance of 71 shares of common
      stock for employee stock
      purchase plan                               --          385           --           --                    --            385
  Exercise of stock options for 225
     shares of common stock                       --        1,055           --           --                    --          1,055
  Issuance of 3,212 shares of
      common stock under private
      placement (net proceeds)                    --       32,900           --           --                    --         32,900
  Issuance of 266 shares of common
     stock upon conversion of
     Company's promissory note and
      related interest                            --        2,048           --           --                    --          2,048
  Net loss                                        --           --         (967)          --                    --           (967)
  Accrued dividends on preferred
      stock                                      225           --         (225)          --                    --             --
  Translation adjustment                          --           --           --           --                (1,046)        (1,046)
                                              ------      -------     --------        -----               -------       --------
Balance at December 31, 1996                  $5,225      $90,680     $(39,202)       $  --               $   893       $ 57,596
                                              ======      =======     ========        =====               =======       ========


                             See accompanying notes.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
                                                                                  1996           1995           1994
                                                                                  ----           ----           ----
Cash flows from operating activities:
   Net loss                                                                       $ (967)     $ (5,902)     $(14,289)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                 6,066         5,830         2,828
     Loss on disposal of property and equipment                                      ---          ---             30
   Changes in assets and liabilities:
     Accounts receivable                                                            (982)       (3,335)       (1,457)
     Inventories                                                                  (1,732)       (2,495)       (2,301)
     Other assets                                                                 (3,435)         (259)       (1,144)
     Accounts payable                                                             (1,711)        3,087         1,610
     Accrued liabilities                                                           1,663         2,134           (28)
     Provision for litigation and related costs                                     (492)      (16,604)       17,096
                                                                                  ------       -------      --------
             Net cash provided by (used in) operating activities                  (1,590)      (17,544)        2,345
                                                                                  -------      --------      -------

Cash flows from investing activities:
    Acquisitions:
         Sonar                                                                       ---          ---         (4,118)
         Viennatone                                                                  ---          ---        (26,155)
         Sonar Hearing Health                                                    (25,443)         ---            ---
    Purchase of minority shareholder's interest in a subsidiary of Viennatone     (1,857)         ---            ---
    Proceeds from patent contributions to partnership (net)                        7,300          ---            ---
    Purchase of short-term investments                                               ---        (5,582)      (41,693)
    Sales and maturities of short-term investments                                   ---        13,780        52,595
    Change in translation adjustment                                                 538          (745)          835
    Additions of property and equipment                                           (7,547)       (4,168)       (5,849)
                                                                                  ------        ------       --------
            Net cash provided by (used in) investing activities                  (27,009)        3,285        (24,385)
                                                                                 --------       ------      ---------

Cash flows from financing activities:
    Loans payable                                                                 (3,630)       (5,709)        13,532
    Borrowings under long-term debt                                                  ---        10,000         17,374
    Payments on long-term debt                                                    (4,222)       (1,706)           ---
    Proceeds from issuance of preferred stock                                      5,000           ---            ---
    Proceeds from issuance of common stock                                        34,340           941            518
                                                                                  ------       -------         ------
           Net cash provided by financing activities                              31,488         3,526         31,424
                                                                                  ------      -------          ------


Net increase (decrease) in cash and cash equivalents                               2,889       (10,733)         9,384
Cash and cash equivalents at the beginning of the year                             5,091        15,824          6,440
                                                                                  ------       -------       --------

Cash and cash equivalents at the end of the year                                  $7,980      $  5,091       $ 15,824
                                                                                  ======      ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                                                     $2,104      $  2,767      $     127
                                                                                  ======      ========      =========
     Income taxes                                                                 $1,102      $  1,360      $     142
                                                                                  ======      ========      =========
Supplemental schedule of non-cash investing and financing activities:
     Issuance of common stock on acquisition of Sonar                             $  ---      $    ---      $   1,987
     Issuance of common stock on conversion of promissory notes                   $2,048      $    ---      $     ---
     Accrual of preferred stock dividend                                          $  225      $    ---      $     ---


s
                             See accompanying notes.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         ReSound Corporation (the "Company") was incorporated in the State of California on February 3, 1984. The Company is a hearing health care company which is involved in the research, development, manufacturing and distribution of technologically advanced hearing devices and diagnostic fitting systems. Shipments of products commenced in December 1989. The Company formed one European subsidiary in late 1992, and a second European subsidiary in 1993. In 1994, the Company significantly expanded its business by acquiring two existing hearing health care companies in Europe, Sonar Design & Hortechnik GmbH and Viennatone AG (see Note 2. "Acquisitions"). The Company also established a European manufacturing facility and an Asian distribution joint venture in 1994. In 1995, the Company formed subsidiaries in Australia and Sweden. In 1996, the Company completed the purchase of certain assets of the hearing health business activity of 3M and established a subsidiary, Sonar Hearing Health Corporation, to manage this activity on an ongoing basis (see Note 2. "Acquisitions").

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

         Except for the Company's European manufacturing subsidiary located in Ireland, for which the U.S. dollar is the functional currency, the functional currency for each international subsidiary generally is its respective local currency. Accordingly, all assets and liabilities related to these subsidiaries are translated at the current exchange rates at the end of each quarter. The resulting translation adjustments are recorded directly to the foreign currency translation adjustment account included in shareholders' equity. Sales and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in results of operations.

         Sales and Credit Risk

         The Company sells its products to audiologists, acousticians, hearing device chains and hearing device dispensers primarily in North America, Europe, and Asia. The Company performs on-going credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

         The Company's sales to customers outside of the United States accounted for approximately 55%, 65% and 51% of net sales for the years ended December 31, 1996, 1995 and 1994, respectively. A number of risks are inherent in international transactions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of the Company's products in international markets where the prices of the Company's products are denominated in U.S. dollars

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


or lead to currency exchange losses where the prices of the Company's products are denominated in local currencies. International sales and operations may also be limited or disrupted by the imposition of governmental controls, regulation of medical devices, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

         Sales are recognized when products are shipped. Net sales consist of product sales less discounts and estimated returns. Estimated U.S. returns are provided for at time of shipment. Company policy allows for a 90-day return period on U.S. sales. The provisions for expected returns, expressed as a percentage of gross U.S. sales, were as follows: 1996--27%, 1995--28%, and 1994--23%. Most returns are resolved or settled within several months of the initial sale. In Europe and Asia, returns are not material.

         Cost of Sales

         Cost of sales consists of costs associated with products sold, which include estimated warranty costs. The Company provides at the time of sale for the estimated cost of remaking and repairing products under warranty. In the U.S., the warranty period is one year for the custom hearing device shell and one to three years for electronic components. Because of the length of the warranty period, adjustments to the originally recorded provisions, both increases and decreases, may be necessary from time to time. In 1996, 1995 and 1994, the approximate U.S. provisions for estimated warranty cost (and as a percentage of U.S. net sales) were $4.4 million (8%), $4.2 million (11%) and $3.0 million (10%), respectively. The period over which warranty claims may be made in Europe and Asia is one year. The amount of these claims has not been material.

         Advertising Expenses

         The Company accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for 1996, 1995 and 1994 was approximately $2.8 million, $2.3 million and $1.5 million, respectively.

         Income Taxes

         The Company accounts for income taxes under the liability method. The Company's net operating loss carryforwards for U.S. purposes have not been given benefit in the financial statements.

         Per Share Data

         Net loss per share is computed using the loss attributable to common stock shareholders and the weighted average number of common shares outstanding.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Cash Equivalents and Short-term Investments

         The Company considers all highly liquid investments with original maturities from the date of purchase of 90 days or less to be cash equivalents.

         Short-term investments are considered as available-for-sale and are carried at fair value with the unrealized gains and losses recorded as a separate component of shareholders' equity.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1996 and 1995 consist of the following (in thousands):


                                         1996              1995
                                         ----
            Raw materials               $ 9,934           $ 8,879
            Work in progress              6,838             4,431
            Finished goods                7,081             5,156
                                        -------           -------
                 Total                  $23,853           $18,466
                                        =======           =======


         Property and Equipment

         Property and equipment are recorded at cost and are depreciated on a straight-line basis. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, 1996 and 1995 is as follows (in thousands):


                                                                1996         1995
                                                                ----         ----
            Machinery and equipment                            $21,160      $14,320
            Furniture, fixtures and improvements                 7,513        4,527
                                                               -------     --------
                                                                28,673       18,847
            Accumulated depreciation and amortization          (15,179)      (9,547)
                                                               -------     ---------
                 Total property and equipment, net             $13,494     $  9,300
                                                               =======     ========




         Goodwill

         The unallocated excess purchase costs (goodwill) related to business acquisitions in 1994 (Sonar Design & Hortechnik GmbH and Viennatone AG) and the 1996 purchase of certain assets of the hearing health business activity of 3M, are being amortized over 20 years.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Accrued Liabilities

         Accrued liabilities at December 31, 1996 and 1995 consist of the following (in thousands):


                                               1996               1995
                                               ----               ----
            Accrued compensation             $  4,279           $ 2,397
            Accrued warranty                    5,100             3,759
            Income taxes payable                1,415             1,691
            Other                               7,182             4,796
                                             --------           -------
                Total                         $17,976           $12,643
                                              =======           =======


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

NOTE 2.  ACQUISITIONS

         The Company acquired all the outstanding stock of two European-based companies in 1994 and certain assets of 3M's hearing health business activity in 1996. In each instance, the acquisitions were accounted for as purchase transactions. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price amounts (goodwill) are being amortized on a straight line basis over 20 year periods. The operating results of each subsidiary have been included in the consolidated statements of operations from the respective acquisition dates.

         Sonar

         On January 1, 1994, the Company's existing German subsidiary acquired all the shares of Sonar Design & Hortechnik GmbH ("Sonar"), a German company, for approximately $3.5 million in cash and 100,000 shares of the Company's common stock. Sonar is a manufacturer and distributor of both Sonar branded and ReSound branded hearing devices. In 1996, this Company was renamed ReSound Deutschland.

         Viennatone

         On December 9, 1994, a newly-formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG, an Austrian company, for approximately $27.7 million, and the

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owns an 80% interest in its Austrian distribution company, Viennatone BVG). To finance the acquisition, the Austrian subsidiary borrowed approximately $17.3 million from an Austrian bank. The balance of the purchase price was provided by available cash funds of the Company and $6.85 million in loans against the Company's short-term investment securities. Viennatone manufactures and markets hearing devices through subsidiaries in Germany, France and the United Kingdom. It uses both independent distributors and, in Austria, its own retail chain. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash.

         The effects of these acquisitions on the 1994 consolidated statement of cash flows were as follows (in thousands):


                                                                  Sonar           Viennatone
                                                                  -----           ----------
            Working capital acquired (excluding cash)           $    848          $ 9,318
            Property and equipment, net                              177            2,795
            Goodwill                                               5,673           21,683
            Long-term obligations (excluding financing for
                 acquisition)                                       (593)           (7,641)
                                                              ----------         ---------
            Less common stock issued for Sonar                     6,105           26,155
                Effect on cash flows - net cash used              (1,987)             ---
                                                              ----------         --------
                                                              $    4,118         $ 26,155
                                                              ==========         ========



         The following unaudited pro forma consolidated results for 1994 as if both acquisitions had been consummated on January 1, 1994 (in thousands, except per share amounts):


                                                                               1994
                                                                             -------
            Net sales                                                        $91,295
            Income before provisions for litigation and income taxes           9,487
            Loss before income taxes                                          (9,743)
            Net loss                                                         (12,626)
            Net loss per share                                               $ (0.84)
            Average shares outstanding                                        15,089



         The pro forma results, which were based upon certain assumptions and estimates which the Company believes are reasonable, do not purport to be indicative of the results that actually would have occurred had the acquisitions occurred on January 1, 1994.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Sonar Hearing Health

         In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of 3M and established a subsidiary, Sonar Hearing Health Corporation, to manage this activity on an ongoing basis. The total purchase price of $25.4 million consisted of a cash payment of $24.9 million and $500,000 for related acquisition expenses. To finance this purchase and provide working capital, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock.

         Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million (unaudited) and $16.6 million (unaudited) for the six months ended June 30, 1996, and for the year ended December 31, 1995, respectively. The Company believes that profits, if any, generated from the hearing health activity of 3M for the above-mentioned periods were minimal, and it may not have been profitable as a historical activity.

         In addition to patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were acquired in July 1996 in connection with the above acquisition. These patents were contributed to a partnership formed in 1996 comprised of six hearing device manufacturers, including ReSound, at December 31, 1996. In consideration, ReSound received cash payments from the initial partnership members of $7.3 million (net) as of December 31, 1996 and has rights to an additional $3.6 million as future partnership interests or licenses are sold. If and when such funds are received, the related intangible assets will be reduced accordingly. Thereafter, any amounts paid to the partnership will be divided equally among the partners and recognized as license income.

         The annual amortization resulting from the recognition of the intangible assets acquired from 3M on the Company's balance sheet (net of patents contributed to a partnership, as described above) will be approximately $188,500 and $655,000 for the patents and goodwill, respectively, and are being amortized over useful lives from 10 to 20 years.

         The effects of the purchase of certain assets of the hearing health business activity of 3M on the 1996 consolidated statement of cash flows were as follows (in thousands):

         Net tangible assets acquired,                $  4,132
              principally receivables
              and inventories
         Patents                                         7,500
         Goodwill                                       13,811
                                                      --------
                  Total purchase price                $ 25,443
                                                      ========

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 3.  LITIGATION

         On April 28, 1995 the Company settled its then pending patent infringement lawsuit with Dr. Paul Yanick. In exchange for a one-time lump-sum royalty payment, the lawsuit was dismissed and the Company received a fully-paid license to use all of Dr. Yanick's trade secrets and patent technology, including the four patents involved in the lawsuit.

         On October 19, 1995 the Company announced that it had reached agreement to settle both the patent lawsuit with A&L Technology ("A&L") and the shareholder class action lawsuit previously filed on behalf of certain shareholders.

         The patent infringement lawsuit brought against the Company by A&L was dismissed and the Company received a fully-paid license to use A&L's United States Letters Patent No. 4,396,806 in its hearing device products both in the United States and overseas. In addition, A&L relinquished its claims to receive approximately $13.5 million in damages, attorneys' fees, royalties and interest previously awarded by the court in the action. In exchange, on October 19, 1995, the Company made a cash payment to A&L of $7.0 million and released all claims to a $2.8 million royalty paid to A&L in 1995.

         The shareholder class action suit, filed against the Company, its directors and certain of its officers, and against the underwriters of its initial public offering on behalf of purchasers of ReSound's common stock between March 4, 1993 and March 13, 1995, was settled on October 19, 1995 and resulted in a settlement fund of $8.0 million from which plaintiff's attorneys' fees and expenses will be deducted. Fifty percent of the fund was paid by the Company on October 30, 1995, and the balance was paid by the Company's insurance carriers. The Court approved the settlement on June 12, 1996. At the settlement hearing relating to the final distribution of the shareholder settlement fund, an objection was raised to the provisions of the settlement agreement relating to attorney's fees and certain other matters. The judge rejected the objector's claim and approved the proposed terms of the distribution. Notice of appeal was filed by the objector on July 10, 1996, and the appeal is currently pending before the Ninth Circuit Court of Appeals.

         The Company was the defendant in a lawsuit filed in September 1993 in the United States District Court, District of Minnesota, by 3M alleging that the Company's hearing devices and programming systems infringed the claims of three patents owned by the plaintiff. This lawsuit was dismissed in June 1996 upon the Company's purchase of certain assets, including the related patents, of the hearing health business activity of 3M.

         From time to time, the Company has been contacted by various other parties who have alleged that certain of the Company's products infringe or may infringe patents that such parties claim to hold. Management believes the Company has not infringed any such patents and does not believe such claims, if pursued, will result in a material adverse effect on the financial position or results of operations of the Company.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         In 1994 the Company provided a total of $19.2 million as the estimated cost of resolving the above-described patent infringement suits and the shareholder class action suit brought against it. In 1995 the provision remaining amounted to $492,000. The Company had no provision for litigation and related cost at December 31, 1996.

NOTE 4.  BANK LOANS (CURRENT) AND SHORT-TERM NOTES PAYABLE

         Following are the individual loans and notes comprising bank loans (current) and short-term notes payable at December 31, 1996 and 1995 (in thousands):


                                                   1996       1995
                                                   ----       ----
         Convertible promissory note              $  ---    $2,000
         Bank term loan                              ---     1,667
         Bank guaranteed loan                        ---     1,714
         International bank loans                  2,504     2,753
                                                  ------    ------
              Total                               $2,504    $8,134
                                                  ------    ------

         The Company's convertible promissory note was issued in November 1995, was due July 1, 1996 and bore interest at prime plus two percent. In connection with this note, the Company issued two warrants to purchase 38,897 shares each, of common stock, at an initial exercise price of $7.7125 per share, exercisable immediately and expiring October 30, 2000. As of December 31, 1996, these warrants had not been exercised. In June 1996, the principal and accrued interest on this note was converted into 265,506 shares of common stock (at $7.7125 per share).

         In October 1995, the Company borrowed $2 million under a bank term loan at an interest rate of prime plus 2%. This term loan was repayable in 12 monthly installments beginning November 1995. This loan was fully repaid in September 1996.

         In October 1995, the Company borrowed $1.7 million under a guaranteed loan from a bank at an interest rate of prime plus one percent. This loan was fully repaid in July 1996. This loan was guaranteed by certain directors of the Company. In connection with this loan, the Company issued a warrant to purchase 49,230 shares of common stock to the bank at an initial exercise price of $8.13 per share, exercisable immediately, expiring October 29, 2000. In addition, in connection with agreements to execute and deliver personal guarantees to the bank with respect to this loan, the Company issued warrants to purchase an aggregate of 105,492 shares of common stock to the six directors who executed such guarantees at an initial exercise price of $8.13 per share, exercisable immediately, expiring December 1, 2000.

         The international bank loans at December 31, 1996 and 1995 include loans and credit lines, primarily to Viennatone, from Austrian banks.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 5.  LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1996 and 1995 (in thousands):


                                                                                  1996           1995
                                                                                  ----           ----
         8% convertible promissory note to shareholder due in February 2000.     $10,000      $10,000
         Bank Austria loans to ReSound Horgerate GmbH:
              8.25% term loan, due in quarterly installments over
                   7 years beginning June 30, 1995                                11,728       15,602
              8% revolving credit line of $1,836 through June 30, 1995
                   and $987 thereafter until November 30, 1999                       ---          348
                                                                                 -------      -------
                                                                                  21,728       25,950

         Less current portion                                                      2,213        2,962
                                                                                 --------     -------
         Non-current portion                                                     $19,515      $22,988
                                                                                 =======      =======


         The 8% note is convertible into 1,000,000 shares of common stock at $10 per share, beginning in February 1996. The Bank Austria loans are denominated in Austrian schillings and secured by the capital stock of Viennatone.

         The maturities of long-term debt are as follows (in thousands): 1997 - $2,213; 1998 - $2,198; 1999 - $2,198; 2000 - $12,198; 2001 - $2,198; thereafter
- $723.

NOTE 6.  VIENNATONE ACCRUED EMPLOYEE BENEFITS

         Viennatone's accrued employee benefits by category are as follows (in thousands):


                                                            1996        1995
                                                            ----        ----
         Pensions                                         $1,011      $1,072
         Termination indemnities                           2,875       2,935
         Employees' long service premium                     596       2,209
                                                          ------     -------
             Total                                        $4,482      $6,216
                                                          ======      ======

         Pensions

         Viennatone has an unfunded defined benefit pension plan under which a number of senior management employees in Austria have pension entitlements. Viennatone's liability under this pension plan is funded partially by contributions to an insurance company and partially by fixed interest marketable securities held by Viennatone in accordance with Austrian tax requirements.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         The status of the defined benefit plan as of year end is as follows (in thousands):


                                                              1996       1995
                                                              ----       ----
         Accumulated benefit obligation (ABO)               $  957      $1,042
         Projected benefit obligation (PBO)                  1,011       1,092
         Service cost                                           91          90
         Net periodic pension cost                             ---         (96)
         Interest                                               68          74

         The interest rate used was 7%.

         The expected projected benefit obligation ("PBO") for 1997 has been estimated as $1.1 million. Differences between expected and projected benefit obligations are not material. The pension accrual has been recorded with the amount of projected benefit obligation. The weighted average discount rate used to evaluate the increase in rate of compensation was 4%.

         Termination Indemnities

         Viennatone provides for termination benefits as earned in accordance with Austrian law. Indemnities range from two to twelve months salary based on length of service. Employees are entitled to indemnities after three years of employment or according to contract. Payments are made upon normal retirement or other cause of termination, except voluntary departures or terminations for cause. The amount accrued at the year end represents the projected benefit obligation. This calculation has been made under the assumption that the majority of expected payments will be upon normal retirement. The liability is also partially funded by fixed interest marketable securities held by Viennatone in accordance with Austrian tax requirements.

         The status of the accrual for termination indemnities as of year end is as follows (in thousands):


                                                             1996       1995
                                                             ----       ----
         Accumulated benefit obligation (ABO)              $1,942     $1,877
         Projected benefit obligation (PBO)                 2,875      2,935
         Service cost                                         217        202
         Net periodic pension cost                            ---        285
         Interest                                             202        196

         The interest rate used was 7%.

         The expected projected benefit obligation for 1997 has been estimated as $3.2 million. Differences between expected and projected benefit obligations are not material.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Employees' Long Service Premium

         According to the Viennatone work agreement, employees are entitled to a premium after ten years of service. Such a premium is also paid out after 15, 25, 35 and 45 years of service. A calculation of the total liability as of the balance sheet date is made on a discounted cash-flow basis, using an interest rate of 5.5%. The liability was $596,000 at December 31, 1996 and $2.2 million at December 31, 1995. This year to year decrease is due to a 1996 renegotiation of the agreement between Viennatone and its union workers.

NOTE 7.  COMMITMENTS

         Leases

         The Company leases 47,600 square feet of office, research and development and manufacturing space in Redwood City, California under a non-cancelable operating lease and sublease through June 2000. Additionally, the Company leases 6,600 square feet in Redwood City under a lease which expires in December 2000. Sonar Hearing Health, in Eagan, Minnesota, leases 14,000 square feet under a non-cancelable operating lease which expires in December 1999. Rent expense was $1.0 million, $520,000 and $522,000 in 1996, 1995 and 1994, respectively.

         The following is a schedule by year of future minimum lease payments at December 31, 1996 (in thousands):


                                     YEAR ENDING            OPERATING
                                     DECEMBER 31,           LEASES
                                     -----------            ---------
                                        1997                  $1,323
                                        1998                   1,296
                                        1999                   1,236
                                        2000                     642
                                        2001                     214
                                       Thereafter                214
                                                              ------
                      Total minimum payments required         $4,925
                                                              ======


         401(k) Plan

         Under the Company's retirement savings plan (the "401(k) Plan"), an employee may defer and invest up to 19% of his or her annual compensation, subject to an annual dollar limitation. The Company has elected to make matching contributions in the amount of 25% of the employee's contributions, up to a potential maximum of $2,250 per employee. The Company contributed $138,000, $83,000 and $72,000 to the 401(k) Plan in 1996, 1995 and 1994, respectively.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 8.  SHAREHOLDERS' EQUITY

         Preferred Stock

         In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. These shares are convertible at the option of the holder into 540,550 shares of common stock at an effective conversion price of $9.25 per share. Automatic conversion will occur on the earliest of a) the approval of holders of a majority of the outstanding shares of all series of the Company's Preferred Stock, b) immediately prior to the closing of a sale of the Company, or c) March 31, 1999. The Series B Preferred Stock has a cumulative dividend rate of six percent, payable in shares of the Company's common stock on the date of any conversion. At December 31, 1996 approximately $225,000 has been recorded to reflect such dividends.

         Common Stock

         In June 1996, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. The proceeds from this sale were used in connection with the purchase of certain assets of the hearing health business activity of 3M and to provide working capital. These proceeds reflect most of the proceeds shown as issuance of common stock on the Company's consolidated statements of cash flows for the year ended December 31, 1996.

         Fixed Stock Option Plans

         At December 31, 1996, the Company had two stock-based compensation plans (described below). ReSound uses the intrinsic method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to ReSound's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income
(loss) per share is required by Statement of Financial Accounting Standard No. 123 ("FAS 123"), which requires that the information be determined as if ReSound had used the fair value method to account for its stock- based compensation awards granted subsequent to December 31, 1994. Had compensation cost for the Company stock-based compensation awards (including 1988 Stock Option Plan and 1992 Employee Stock Purchase Plan) been determined at the grant date (subsequent to December 31, 1994) using the fair value method in accordance with FAS 123, the Company's net loss applicable to common shareholders and net loss per share would have been increased to the pro forma amounts indicated below:

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1996 and 1995: risk-free interest rates of 6.3 percent, an expected option life of 0.81 years beyond each respective vesting period, expected volatility of 0.57 and dividend yield of zero.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with FAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.


                                                            1996           1995
                                                            ----           ----
                                                            (in thousands, except
                                                               per share data)

Net loss applicable to common shareholders:
     As reported                                            $(1,192)        $(5,902)
     Pro forma (1)                                          $(2,709)        $(7,056)
Net loss per share:
     As reported                                            $ (0.07)        $ (0.38)
     Pro forma (1)......................................    $ (0.15)        $ (0.46)


--------

(1) Because FAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

         1992 Directors' Stock Option Plan

         Under the 1992 Directors' Stock Option Plan, the Company has reserved 300,000 shares of common stock for issuance to non-employee directors. Such options may only be non-qualified stock options issued at not less than fair market value, and all options granted must be exercised within five years from the date of grant. Each eligible director is to be granted annually on December 31 an option to purchase 5,000 shares, exercisable after four years. Each new director is to receive an initial option grant to purchase 20,000 shares, which becomes exercisable in 25 percent increments annually beginning after one year.

         1988 Stock Option Plan

         Under the 1988 Stock Option Plan, which expires in 1998, a total of 4,650,000 shares have been reserved for issuance as of December 31, 1996. Options for shares of common stock may be granted to employees and consultants at not less than fair market. Options are exercisable at such times and under such conditions as determined by the board of directors. Options granted generally vest at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant. However, certain options granted to replenish existing options do not begin vesting for up to 36 months from the date of grant (when vesting commences, it is generally prorated on a monthly basis over periods up to 48 months).

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Additional information relative to the Company's fixed stock option plans is as follows:


                                              1996                               1995                                1994
                                 ---------------------------------------------------------------------------------------------------
                                                   Weighted-                           Weighted-                         Weighted-
                                    Options         Average             Options         Average           Options         Average
                                    -------      Exercise Price         -------     Exercise Price        -------     Exercise Price
                                                 --------------                     --------------                    --------------
Outstanding - beginning
     of year.................... 3,409,534          $8.49           2,555,172          $7.82          1,724,987          $ 6.14
     Granted....................   856,150          $9.38           1,537,150          $8.11          1,625,074          $11.28
     Exercised..................  (225,359)         $4.68            (357,333)         $1.70           (228,533)         $ 0.99
     Canceled...................  (415,290)         $9.07            (325,455)         $8.82           (566,356)         $15.40
Outstanding - end of year        3,625,035          $8.88           3,409,534          $8.49          2,555,172          $ 7.82
Exercisable at end of year       1,534,494                          1,032,902                           673,593
Weighted-average fair
value of options granted
during the year.................                    $4.13                              $3.67



       Outstanding and Exercisable By Price Range as of December 31, 1996


                                                Options Outstanding                             Options Exercisable
                            -------------------------------------------------------------------------------------------------------
                                 Number               Weighted-Average        Weighted-            Number              Weighted-
       Range of             Outstanding As of            Remaining             Average        Exercisable As of         Average
    Exercise Prices         December 31, 1996         Contractual Life     Exercise Price     December 31, 1996      Exercise Price
    ---------------         -----------------         ----------------     --------------     -----------------      --------------
$ 0.2000 -- $ 0.4000            15,466                     2.45             $ 0.2843                 15,466           $ 0.2843
$ 0.5000 -- $ 1.5000           115,319                     4.46             $ 0.5048                115,319           $ 0.5048
$ 2.5000 -- $ 4.0000           135,176                     4.45             $ 3.1212                135,176           $ 3.1212
$ 6.8750 -- $10.5000         2,715,331                     8.11             $ 8.6072              1,060,245           $ 8.8845
$11.0000 -- $12.6500           573,263                     7.94             $12.0688                200,933           $11.8474
$19.5000 -- $20.2500            70,500                     4.46             $19.8216                 16,375           $19.5477
--------------------                                       ----             --------              ---------           --------

$ 0.2000 -- $20.2500         3,625,035                     7.73             $ 8.8750              1,543,494           $ 8.1664



1992 Employee Stock Purchase Plan

         Under the 1992 Employee Stock Purchase Plan, substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $8,500 per year. Under this plan a total of 200,000 shares of common stock have been reserved for issuance to employees. As of December 31, 1996, 159,865 shares had been issued under this plan, including 71,000 shares issued in 1996.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


NOTE 9.  INCOME TAXES

                        The provisions for income taxes for 1996, 1995 and 1994 consist of the following (in thousands):


                         1996         1995          1994
                         ----         ----          ----
Current:
    Federal            $    --        $  --        $   87
    State                   --           --            23
    Foreign              1,769          735         1,155
                       -------        -----        ------
    Subtotal             1,769          735         1,265
Deferred:
    Foreign               (372)        (144)          370
                       -------        -----        ------
Total provision:       $ 1,397        $ 591        $1,635
                       =======        =====        ======


         Foreign pre-tax income was $5,004,000, $1,215,000 and $2,469,000 in
1996, 1995 and 1994, respectively.

         The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before provision for taxes is explained below (in thousands):


                                             1996           1995         1994
                                             ----           ----         ----
Tax at federal statutory rate              $   150        $(1,859)     $(4,429)
Unbenefited losses                           3,307          3,325        5,482
Income taxed at higher/(lower) rates        (1,840)          (888)         465
Other                                         (220)            13          117
                                           -------        -------      -------
Provision for taxes on income              $ 1,397        $   591      $ 1,635
                                           =======        =======      =======


         At December 31, 1996, the Company had U.S. federal and state net operating loss carryforwards of approximately $31,000,000 and $8,600,000, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2011, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in 1997 through 2001, if not utilized. The Company had foreign net operating loss carryforwards of approximately $7.0 million at December 31, 1996, which will expire at various dates beginning in 1997 through 2002, if not utilized.

         Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986 and similar state provisions.

         As part of the acquisitions of Sonar and Viennatone, amortization of a portion of goodwill generated by the acquisitions will be deductible for German and Austrian tax purposes.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's earnings history, a valuation allowance for deferred tax assets of $19,637,000 and $16,346,000 at December 31, 1996 and 1995, respectively, is required to reduce the Company's net deferred tax assets to the amount realizable at present. Significant components of the Company's deferred tax assets and liabilities for federal and California income taxes as of December 31, 1996 and 1995 are as follows (in thousands):


                                                      1996            1995
                                                      ----            ----
Deferred tax assets:
Net operating loss carryforwards                  $ 11,100        $ 11,300
Tax credits (expiring 2000 - 2011)                   1,800           1,100
Allowance for returns and doubtful accounts          1,200           1,100
Litigation reserve                                     200             200
Depreciation and amortization                        2,900             300
Warranty accruals                                    1,400           1,500
Inventory accrual                                      500             550
Other                                                  900             935
                                                  --------        --------
Total gross deferred tax assets                     20,000          16,985
Less valuation allowance                           (19,637)        (16,346)
                                                  --------        --------
    Total deferred tax asset                           363             639

Deferred tax liabilities:
Other                                                 (363)         (1,011)
                                                  --------        --------
    Total deferred tax liability                      (363)         (1,011)
                                                  --------        --------
Net deferred tax liability                        $     --        $   (372)
                                                  ========        ========


         The valuation allowance was $14,602,000 as of January 1, 1995.

NOTE 10.  RELATED PARTY TRANSACTIONS

         Hoya Corporation

         Hoya Corporation ("Hoya"), a shareholder of the Company during 1996, purchases from the Company certain inventory for resale in Japan under an exclusive distribution agreement entered into in June 1990. Sales to Hoya in 1996, 1995 and 1994 totaled $3.4 million, $1.9 million, and $1.6 million, respectively. Accounts receivable from Hoya at December 31, 1996 and 1995 were $569,000 and $375,000, respectively.

         California Ear Institute at Stanford

         Dr. Rodney Perkins, the Chairman of the Company's Board of Directors and a shareholder of the Company, is also the President of the California Ear Institute ("CEI") at Stanford. Sales of the

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


Company's products to CEI in 1996, 1995 and 1994 totaled $192,000, $68,000, and $79,000, respectively. Accounts receivable from CEI were $16,000 and $69,000 at December 31, 1996 and 1995, respectively.

NOTE 11.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

         The Company operates in a single industry segment consisting of the design, development, manufacturing and marketing of hearing devices for the hearing impaired. Its hearing device products utilize proprietary sound processing technology originally developed by AT&T and subsequently enhanced and refined by the Company; and technologies acquired through the purchases of Sonar, Viennatone and certain assets of the hearing health business activity of 3M. No one customer accounted for 10% or more of net revenues in fiscal 1996, 1995 or 1994. Sales in the United States to unaffiliated customers included export sales of $1,872,000, $1,573,000 and $4,392,000 in 1996, 1995 and 1994,
respectively.

         Information regarding geographic areas is as follows (in thousands):

                                                       December 31, 1996
                                                       -----------------

                                     United
                                     States       Europe     Elimination       Total
                                     ------       ------     -----------       -----
Sales to unaffiliated customers     $ 57,951      $ 67,695     $     --      $125,646
Intercompany transfers                 2,329        48,375      (50,704)           --
                                    --------      --------     --------      --------
Net sales                             60,280       116,070      (50,704)      125,646
Income (loss) from operations         (2,018)        5,099         (473)        2,608
Identifiable assets                   29,377        45,564           --        74,941
Goodwill                              13,750        26,061           --        39,811


                                                       December 31, 1995
                                                       -----------------

                                     United
                                     States       Europe     Elimination       Total
                                     ------       ------     -----------       -----

Sales to unaffiliated customers     $ 39,239      $68,091     $     --      $ 107,330
Intercompany transfers                 9,482       28,982      (38,464)            --
                                    --------      ------      --------      ---------
Net sales                             48,721       97,073      (38,464)       107,330
Income from operations                (5,979)       4,063       (1,167)        (3,083)
Identifiable assets                   12,824       42,854           --         55,678
Goodwill                                  --       27,692           --         27,692


                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



                                                       December 31, 1994
                                                       -----------------

                                     United
                                     States       Europe     Elimination       Total
                                     ------       ------     -----------       -----

Sales to unaffiliated customers     $34,928     $27,325     $     --         $62,253
Intercompany transfers               10,328       2,544      (12,872)             --
                                    -------     -------     --------         -------
Net sales                            45,256      29,869      (12,872)         62,253
Income from operations                3,387       2,967         (827)          5,527
Identifiable assets                  24,269      43,745           --          68,014
Goodwill                                 --      27,102           --          27,102


ITEM     9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

            Not applicable.



                                    PART III

         Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 22, 1997 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company and the Chairman of the Company's Board of Directors is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Registrant's Proxy Statement.

         The names of the Company's officers and certain information about them as of December 31, 1996, are set forth below:


                     Name                        Age                 Position
                     ----                        ---                 --------
Peter Riepenhausen.............................   60        President, Chief Executive Officer and Director
Vincent Pluvinage, Ph.D........................   38        Executive Vice President
Stephan Becker-Vogt............................   46        Senior Vice President and President, ReSound
                                                            Europe
Paul A. Busse..................................   54        Senior Vice President, Finance and Administration,
                                                            Chief Financial Officer and Assistant Secretary
John H. Giroux.................................   52        Senior Vice President and President, ReSound
                                                            U.S.A.
Joseph E. Black................................   53        Vice President, Human Resources


         Mr. Riepenhausen has served as the President and Chief Executive Officer since May 1994 and as a director since July 1993. He also served as Chairman of ReSound's German subsidiary from its establishment in November 1992 until April 1994. From January 1990 until he became President and Chief Executive Officer of ReSound, Mr. Riepenhausen was an independent management consultant. From January 1993 until August 1994, Mr. Riepenhausen was President International of Chiron Vision Corporation, a manufacturer and distributor of ophthalmic devices, on a part-time basis. Mr. Riepenhausen is currently a director of Chiron Vision Corporation. From 1984 to December 1989, Mr. Riepenhausen served as Executive Vice President and Vice Chairman of the Board of Directors of The Cooper Companies Inc., a health care products company, and was responsible for its worldwide pharmaceutical business. Prior to 1984, Mr. Riepenhausen was President and Chief Executive Officer of Blendax Werke R. Schneider GmbH & Co., a European health care products company. Prior to that, he was Senior Vice President with overall management responsibility for the Eastern hemisphere for PepsiCo. Inc. Mr. Riepenhausen is also a director of Advanced Polymer Systems Inc., a manufacturer of controlled release delivery systems for dermatological products, Caradon Europe Limited, plc, a European manufacturer of heating and sanitary products and Weru AG, a manufacturer of doors and windows. Mr. Riepenhausen attended the Akademie fur Welthandel in Wiesbaden, Germany and apprenticed as a Commercial Agent with diploma as "Industriekaufmann" at Siemens-Schuckert in Bad Neustadt, Cologne and Erlangen, Germany.

         Dr. Pluvinage joined the Company in March 1987 as Director of Bioengineering. In March 1989, Dr. Pluvinage was elected Vice President, Research and Development. From May 1991 to November 1992, Dr. Pluvinage served as Vice President, Research and International Operations. From November 1992 to June 1993, Dr. Pluvinage served as Vice President, International Operations and from June 1993 until January 1996, he served as President, International Operations. In January 1996, Dr. Pluvinage was elected Executive Vice President of the Company. Dr. Pluvinage is also a director and Chairman of the Board of RSND Asia Ltd., the Company's Asian joint venture, a member of the supervisory board of ReSound Viennatone AG and Chairman of the Board of ReSound GmbH Hortechnologie. Before joining the Company, from June 1985 to March 1987, Dr. Pluvinage worked at AT&T Bell Laboratories, where he was in charge of digital processing hardware and clinical research in connection with sound processing. He was a member of the internal venture at AT&T Bell Laboratories that originally developed the technology that is employed in ReSound's current products. Dr. Pluvinage holds a Ph.D. in bioengineering from the University of Michigan and an engineering degree (summa cum laude) in applied physics engineering from Universite Catholique de Louvain in Belgium.

         Mr. Becker-Vogt joined the Company in August 1992, establishing the Company's German subsidiary and becoming its Managing Director in November 1992. In January 1995 he was promoted to Vice President Europe. In January 1996, he was elected Senior Vice President of the Company and President of ReSound Europe. Mr. Becker-Vogt is also a Director of ReSound bv, the Netherlands. Before joining the Company, Mr. Becker-Vogt was Managing Director of both Pilkington Barnes-Hind, Germany and of Contacta Vienna, the leading Optometric Clinic in Austria, from 1989 to 1992. From 1983 to 1989 he was Managing Director, and from 1980 to 1983 he was Director, Sales and Marketing, of CooperVision, Germany. From 1973 to 1979, Mr. Becker-Vogt was Sales Manager of Burton Parsons Chemicals, Germany, a Chicago-based ophthalmic pharmaceutical company. Mr. Becker-Vogt was educated in banking and received his diploma as "Bankkaufmann," granted by the Chamber of Commerce, Dusseldorf.

         Mr. Busse has been Senior Vice President, Finance and Administration, Chief Financial Officer and Assistant Secretary of the Company since June 1993. From October 1992 until June 1993, he served as Vice President, Finance and Administration and Chief Financial Officer. Before joining ReSound, Mr. Busse was President, Chief Operating Officer and Chief Financial Officer of Graphtec Precision Image Corp., a manufacturer and seller of electronic plotters, from 1988 to 1992. From 1984 to 1988, Mr. Busse headed his own consulting business. From 1983 to 1984, Mr. Busse was Senior Vice President and Chief Financial Officer for System Industries, a manufacturer of disk and tape systems. Mr. Busse was Vice President and CFO of Azurdata Inc., a manufacturer of data entry terminals from 1980 to 1983. From 1974 to 1980, Mr. Busse was Vice President and Treasurer of Pertec Computer Corp., a computer systems and peripheral company. Prior to 1974, Mr. Busse held various financial and accounting management positions at Ford Aerospace Corp., a division of Ford Motor Co. Mr. Busse holds an M.B.A. degree from Northwestern University and a B.A. from Valparaiso University and is licensed as a CPA in the state of Washington. Mr. Busse announced his resignation from the Company in January 1997, effective upon a successor being named.

         Mr. Giroux joined the Company in January 1991 as Vice President, Marketing. He was elected Vice President, Sales and Marketing in December 1991 and in June 1993 was promoted to Senior Vice President, Sales and Marketing. In January 1996, he was elected Senior Vice President of the Company and President of ReSound U.S.A. Mr. Giroux has 26 years of experience in the marketing of consumer health care products. Before joining the Company, Mr. Giroux was Vice President of Marketing for Allergan Optical at Allergan, Inc., a manufacturer of pharmaceutical ophthalmologics, from February 1988 to June 1990. Prior to joining Allergan, Inc., Mr. Giroux was Vice President at Ogilvy & Mather Worldwide, an advertising firm, from July 1984 to February 1988. Prior to July 1984, Mr. Giroux was Vice President, Sales and Marketing of the Consumer Products Division of G.D. Searle and Company, a pharmaceutical company. Mr. Giroux holds a B.A. in economics from Providence College.

         Mr. Black joined the Company in August 1995 as Vice President, Human Resources. Mr. Black has 26 years of experience in human resource management and consulting positions. From 1987 until joining the Company, Mr. Black headed his own consulting business since 1987. Prior to that time, Mr. Black was Corporate Director of Organizational Development at CooperVision Inc. from 1985 to 1987. From 1982 to 1985, Mr. Black was Human Resources Director for Eaton Corp. - Semiconductor Equipment Operations. From 1972 to 1982, Mr. Black held various human resource management positions at GenCorp - Aerojet General. From 1969 to 1972, Mr. Black held various human resource staff and management positions at Singer Co. - Link Simulation. Mr. Black holds an M.S.O.D. degree from Pepperdine University and a B.A. from Parsons College.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information under the captions "Compensation of Executive Officers" and "Transactions with Management and Others" in the Registrant's Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this Report:

                                                                                                              PAGE
                                                                                                              ----
         (1)      Financial Statements and Report of Ernst &
                  Young, LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent
                  Auditors.                                                                                     32

                  Consolidated Balance Sheets at December 31,
                  1996 and 1995.                                                                                33

                  Consolidated Statements of Operations -
                  Years ended December 31, 1996, 1995 and 1994.                                                 34

                  Consolidated Statement of Shareholders' Equity -
                  Three Years ended December 31, 1996, 1995 and 1994.                                           35

                  Consolidated Statements of Cash Flows -
                  Years ended December 31, 1996, 1995 and 1994.                                                 36

                  Notes to Consolidated Financial Statements.                                                   37

         (2)      Financial Statement Schedules
                  The following financial statement
                  schedule is included herein:

                  Schedule II - Valuation and Qualifying Accounts                                               62

                  All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit
Number                                                 Description
-------                                                -----------
3.1        Amended and Restated Articles of Incorporation of Registrant. (3)

3.2        Bylaws of Registrant, as amended. (1)

4.1        Certificate of Determination of Rights, Preferences and Privileges of Series B Preferred
           Stock of ReSound Corporation. (6)

10.1       1988 Stock Option Plan, as amended. (5)

10.2     1992 Directors' Stock Option Plan, as amended. (5)

10.3     Form of Directors' and Officers' Indemnification Agreement. (1)

10.4     Amendment Number Eight to and Restatement of Registration Rights
         Agreement of ReSound Corporation dated as of August 21, 1992, as amended October 19, 1992. (1)

10.5     Contract Consulting Agreement dated July 25, 1996 with Dr. Rodney
         Perkins. (9)

10.6     Contract Consulting Agreement dated July 25, 1996 with Dr. Richard L.
         Goode. (9)

10.7 Lease Agreement between the Registrant and Seaport Centre Phase II dated June 15, 1988, as amended on August 31, 1988, March 21, 1991,
         November 27, 1991 and December 28, 1992. (1)

10.8     Fifth Amendment dated December 5, 1995 to Lease Agreement with Seaport
         Centre Phase II (Exhibit 10.7). (6)

10.9     Sublease between the Registrant and Devices for Vascular Intervention,
         Inc. dated as of December 29, 1995. (6)

10.10    Technical Information and Patent License Agreement with American
         Telephone and Telegraph Company dated as of February 27, 1987, as amended effective January 1, 1988. (1)

10.11    Custom IC Agreement with American Telephone and Telegraph Company dated
         1987, as supplemented on April 6, 1990, April 24, 1990, July 15, 1992 and December 11, 1992, for the manufacture of custom integrated circuits. (1)(2)

10.13    Loan and Security Agreement with Silicon Valley Bank dated as of
         December 23, 1994. (5)

10.16    Loan Agreement between the Registrant, ReSound GmbH and Bank Austria
         Aktiengesellschaft dated December 7, 1994. (4)

10.17    Note Purchase Agreement between the Registrant and Cagen Holdings
         Limited dated as of February 21, 1995 and related Convertible
         Promissory Note. (5)

10.18    Note Purchase Agreement between the Registrant and The Mingly
         Corporation Limited dated as of February 21, 1995 and related
         Convertible Promissory Note. (5)

10.19    Note Purchase Agreement between the Registrant and Charter Ventures II,
         L.P. dated as of February 21, 1995 and related Convertible Promissory
         Note. (5)

10.20    Loan and Security Agreement with Silicon Valley Bank dated October 27,
         1995, and related Registration Rights Agreement, Patent Mortgage and
         Collateral Assignment Agreement and Warrant. (6)

10.21    Note and Warrant Purchase Agreement between the Registrant and Cagen
         Holdings Limited dated as of November 21, 1995 and related Convertible
         Promissory Note and Warrant. (6)

10.22    Note and Warrant Purchase Agreement between the Registrant and Charter
         Ventures II, L.P. dated as of November 21, 1995 and related Convertible
         Promissory Note and Warrant. (6)

10.23 Form of Common Stock warrant dated December 1, 1995 issued to certain directors of the Registrant. (6)

10.24 Purchase Agreement by and between the Registrant and Minnesota Mining and Manufacturing Company dated June 28, 1996. (8)

10.25    Letter agreement with respect to Purchase of Series B Preferred Stock dated March 8, 1996 between the Company and S-E-Banken Lakemedelsfond.
         (7)

10.26    AudioLogic Hearing Systems, L.P. Amended and Restated Agreement of
         Limited Partnership dated as of September 30, 1996. (7) (10)

10.27    Series C Convertible Preferred Stock and Common Stock Purchase
         Agreement dated September 30, 1996. (7)

10.28    Development, Licensing and Distribution Agreement by and among
         AudioLogic, Inc., GN Danavox A/S, ReSound Corporation and AudioLogic
         Hearing Systems, L.P. dated September 30, 1996. (7) (10)

10.29    The Assignment Agreement between ReSound Corporation and K/S HIMPP.25.
         (7)

10.30 Lease Agreement dated September 24, 1996 between the Registrant and Don and Carole Tanklage dba Tanklage Properties. (9)

11.1     Statement of Computation of Net Loss Per Share. (9)

22.1     Subsidiaries of Registrant. (9)

23.1     Consent of Ernst & Young LLP, Independent Auditors (see page 63). (9)

24.1     Power of Attorney (see pages 64 and 65). (9)

27.1     Financial Data Schedule. (9)

(b)      Reports on Form 8-K:

         None

--------------------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on March 4, 1993.

(2)      Confidential treatment granted by order effective February 24, 1993.

(3) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1993.

(4) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements, Pro Forma Financial Information and Exhibits," of the Registrant's Report on Form 8-K dated December 9, 1994.

(5) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1994.

(6) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995.

(7) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(8) Incorporated by Reference to exhibits filed Report on Form 8-K with the Securities and Exchange Commission on July 15, 1996 (as amended and filed September 12, 1996).

(9)      Filed herewith.

(10)     Confidential treatment granted by order effective March 1997.


                                   SCHEDULE II

                               RESOUND CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                BALANCE AT          CHARGED AGAINST                       BALANCE AT
                                                BEGINNING             SALES OR TO          RETURNS/         END OF
           DESCRIPTION                            PERIOD                EXPENSE           WRITE OFFS        PERIOD
           -----------                          ----------          ---------------       ----------      ----------
  Year ended December 31, 1994:
  Allowances for estimated
    returns and doubtful accounts                  $ 1,708              $ 10,786         $   9,811          $  2,683
  Reserves for warranty expenses                     1,796                 3,594             2,028             3,362
                                                   -------              --------          --------          --------
                                                   $ 3,504              $ 14,380          $ 11,839          $  6,045
                                                   =======              ========          ========          ========

  Year ended December 31, 1995:
  Allowances for estimated
    returns and doubtful accounts                  $ 2,683             $  12,820         $  11,380          $  4,123
  Reserves for warranty expenses                     3,362                 5,174             3,951             4,585
                                                   -------             ---------         ---------          --------
                                                   $ 6,045             $  17,994         $  15,331          $  8,708
                                                   =======             =========         =========          ========


  Year ended December 31, 1996:
  Allowances for estimated
    returns and doubtful accounts                  $ 4,123             $  16,041        $   15,390          $  4,774
  Reserves for warranty expenses                     4,585                 5,981             5,466             5,100
                                                   -------             ---------         ---------          --------
                                                   $ 8,708             $  22,022         $  20,856          $  9,874
                                                   =======             =========         =========          ========

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

         We consent to incorporation by reference in the Registration Statement (Form S-8 Nos 333- 09303 and 33-61302) pertaining to the 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan and the 1992 Directors Stock Option Plan of ReSound Corporation and in the Registration Statement (Form S-3/A No. 333-10189) of ReSound Corporation and related Prospectus of our report dated January 28, 1997, with respect to the consolidated financial statements and schedule of ReSound Corporation, included in this Annual Report (form 10-K), for the year ended December 31, 1996.


                                                       /s/ Ernst & Young LLP
                                                       -------------------------
                                                       Ernst & Young
Palo Alto, California
March 27, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     RESOUND CORPORATION

       Date: March 27, 1997          By: /s/ Peter Riepenhausen
                                         ----------------------
                                         Peter Riepenhausen
                                         President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodney Perkins, Peter Riepenhausen and Paul A. Busse, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


              Signature                                              Title                              Date
              ---------                                              -----                              -----
    /s/ Rodney Perkins, M.D.                      Chairman of the Board of Directors                  March 27, 1997
    ----------------------------------------
    (Rodney Perkins, M.D.)

    /s/ Peter Riepenhausen                        President, Chief Executive Officer                  March 27, 1997
    ----------------------------------------      and Director
    (Peter Riepenhausen)

    /s/ Paul A. Busse                             Senior Vice President of Finance                    March 27, 1997
    ----------------------------------------      and Administration and Chief
    (Paul A. Busse)                               Financial Officer (Principal Financial
                                                  and Accounting Officer) and
                                                  Assistant Secretary


    /s/ Robert K. Anderson                       Director                                             March 27, 1997
    ----------------------------------------
    (Robert K. Anderson)

    /s/ Richard L. Goode, M.D.                   Director                                             March 27, 1997
    ----------------------------------------
    (Richard L. Goode, M.D.)

    /s/ Donald M. Kendall                        Director                                             March 27 1997
    ----------------------------------------
    (Donald M. Kendall)

    /s/ Eugene Kleiner                           Director                 March 27, 1997
    ----------------------------------------
    (Eugene Kleiner)

    /s/ Philip S. Schlein                        Director                 March 27, 1997
    ----------------------------------------
    (Philip S. Schlein)

    /s/ Robert C. Wilson                         Director                 March 27, 1997
    ----------------------------------------
    (Robert C. Wilson)
