Form 10-Q
period 1997-03-31
RESOUND CORP
filed 1997-05-15
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from            to
                                  -----------    -------------

                         Commission file number 0-20046

                               RESOUND CORPORATION

             (Exact name of Registrant as specified in its charter)

            California                                77-0019588
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

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

         The number of shares of Registrant's common stock issued and outstanding as of May 6, 1997 was 19,431,260 shares.




    This document consists of 12 pages of which this is page 1.

PART I.       FINANCIAL
INFORMATION
         Item 1.      Condensed Consolidated Balance Sheets..................................................3

                      Condensed Consolidated Statements of Operations........................................4

                      Condensed Consolidated Statements of Cash Flows........................................5

                      Notes to Condensed Consolidated Financial Statements...............................6 - 7


         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                      Overview...........................................................................7 - 8

                      Results of Operations..............................................................8 - 9

                      Liquidity and Capital Resources....................................................... 9


         Item 3.      Quantitative and Qualitative Disclosures about Market Risks............................9


PART II. OTHER INFORMATION


         Item 1.      Legal Proceedings.....................................................................10

         Item 2.      Changes in the Rights of Company Security Holders.....................................10

         Item 3.      Defaults upon Senior Securities.......................................................10

         Item 4.      Submission of Matters to a Vote of Security Holders...................................10

         Item 5.      Other Items...........................................................................10

         Item 6.      Exhibits and Reports on Form 8-K......................................................10

SIGNATURES..................................................................................................11

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                      ASSETS
                                                              March 31,    December 31,
                                                                1997            1996
                                                              ---------    ------------
                                                             (Unaudited)      (Note)
Current assets:
     Cash and cash equivalents .........................     $   7,051    $   7,980
     Accounts receivable, net ..........................        21,587       20,497
     Inventories .......................................        22,871       23,853
     Prepaid expenses and other ........................         3,957        4,218
                                                              ---------    ---------
              Total current assets .....................        55,466       56,548

Property and equipment, net ............................        12,337       13,494
Other assets ...........................................         3,764        4,899
Goodwill ...............................................        36,207       39,811
                                                             ---------    ---------
                                                             $ 107,774    $ 114,752
                                                             =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Loans and current debt ............................     $   4,243    $   4,717
     Accounts payable ..................................         6,689        8,478
     Accrued liabilities ...............................        19,345       17,976
                                                             ---------    ---------
              Total current liabilities ................        30,277       31,171

Long-term debt .........................................        18,121       19,515
Accrued pension ........................................         4,265        5,110
Minority interest ......................................         1,360        1,360

Commitments and contingencies ..........................            --           --

Shareholders' equity:
     Preferred stock ...................................         5,300        5,225
     Common stock ......................................        90,929       90,680
     Accumulated deficit ...............................       (40,172)     (39,202)
     Cumulative translation adjustment .................        (2,306)         893
                                                             ---------    ---------
              Total shareholders' equity ...............        53,751       57,596
                                                             ---------    ---------
                                                             $ 107,774    $ 114,752
                                                             =========    =========


Note: The balance sheet at December 31, 1996 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)


                                                        Three months ended
                                                        ------------------
                                                      March 31,       March 31,
                                                        1997            1996
                                                      --------       --------
Net sales ......................................      $ 32,211       $ 27,264
Cost of sales ..................................        15,111         12,556
                                                      --------       --------
         Gross profit ..........................        17,100         14,708

Operating expenses
     Research and development ..................         4,327          3,068
     Selling, general and administrative .......        12,548         10,874
                                                      --------       --------
              Total operating expenses .........        16,875         13,942
                                                      --------       --------

Income from operations .........................           225            766

     Interest expense -- net ...................          (397)          (595)
                                                      --------       --------
     Other expense / minority interest .........          (417)            (2)
                                                      --------       --------


Income (loss) before income taxes                         (589)           169
     Provision for income taxes (1) ............           305             51
                                                      --------       --------

Net income (loss) ..............................      $   (894)      $    118
                                                      ========       ========

Net income (loss) applicable to common
  shareholders .................................      $   (969)      $    118
                                                      ========       ========

Net income (loss) per share ....................      $  (0.05)      $   0.01
                                                      ========       ========

Shares used in per share calculation ...........        19,389         16,119
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

                               RESOUND CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                     ------------------
                                                                                March 31,          March 31,
                                                                                  1997               1996
                                                                                --------           --------
Cash flows from operating activities:
     Net income (loss) ......................................................   $  (894)            $   118

     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
         Depreciation and amortization ......................................     1,356                 746
     Changes in assets and liabilities:
         Accounts receivable ................................................    (1,090)             (1,065)
         Inventories ........................................................       982                 105
         Deposits and other current assets ..................................     1,396                 (97)
         Accounts payable ...................................................    (1,789)             (1,104)
         Accrued liabilities ................................................       523                 378
                                                                                -------             -------
              Net cash provided by (used in) operating activities ...........       484                (919)

Cash flows from investing activities:
     Additions of property and equipment ....................................      (695)             (1,487)
                                                                                -------             -------
              Net cash used in investing activities .........................      (695)             (1,487)

Cash flows from financing activities:
     Payments on long-term debt .............................................      (675)               (575)
     Loans payable ..................,,......................................      (292)               (869)
     Issuance of preferred stock ......,,....................................        --               5,000
     Issuance of common stock ...............................................       249                 406
                                                                                -------             -------
              Net cash provided by (used in) financing activities ...........      (718)              3,962
                                                                                -------             -------

Net increase (decrease) in cash and cash equivalents ........................      (929)              1,556
Cash and cash equivalents at the beginning of the period ....................     7,980               5,091
                                                                                -------             -------
Cash and cash equivalents at the end of the period ..........................   $ 7,051             $ 6,647
                                                                                =======             =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest ...........................................................   $   434             $   731
         Income taxes .......................................................   $   227             $   309
Supplemental schedule of non-cash investing and financing activities:
     Accrual of preferred stock dividend ....................................   $    75             $    --







See notes to condensed consolidated financial statements.

                               ReSound Corporation
              Notes to Condensed Consolidated Financial Statements


NOTES A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

Earnings Per Share

Net income (loss) per share is computed using the net income (loss) applicable to common shareholders and the weighted average number of shares outstanding. For the three month period ended March 31, 1996, outstanding options to purchase common shares are included in the calculation. The net loss for the three month period ended March 31, 1997 is increased by the dividend accrued on Series B Preferred Stock to arrive at net loss applicable to common shareholders.

In February 1997, Statement of Financial Accounting Standard No. 128 was issued and is required to be adopted for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the currently presented primary net earnings per share will be replaced by basic earnings per share. The fundamental difference is that basic earnings per share excludes the dilutive effect of stock options. The computed basic earnings per share is not materially different from earnings per share for the quarter ended March 31, 1997 and March 31, 1996. Additionally, fully diluted earnings per share will be replaced by diluted earnings per share, which will be calculated on a similar basis and will always be required to be presented on the consolidated statement of operations. The computed diluted earnings per share is not materially different from the earnings per share as reported for these quarters.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):



                                                            March 31,                  December 31,
                                                              1997                         1996
                                                            --------                   ------------
Raw materials                                              $10,917                       $ 9,934
Work in process                                              6,241                         6,838
Finished products                                            5,713                         7,081
                                                           -------                       -------
                                                           $22,871                       $23,853
                                                           =======                       =======


NOTE C - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria and Holland, plus California taxes.

NOTE D - USE OF ESTIMATES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Information contained in this Form 10-Q that is not historical fact, including any statements about expectations for the fiscal year and beyond, involve certain risks and uncertainties. This Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key customers and international sales could cause actual results to differ from those described in these statements and prospective investors and stockholders should carefully consider these factors in evaluating these forward-looking statements.

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, the Introductory Statement and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K.

Founded in 1984, ReSound Corporation (the "Company" or "ReSound") is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. The Company's hearing device products utilize proprietary sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined by ReSound. ReSound's Multiband Full Dynamic Range Compression sound processing technology enables ReSound(R) hearing devices to be individually programmed to adjust the amplification of sound continuously in response to the acoustic environment and each patient's residual range of hearing. ReSound's current products are offered in In-the-Ear ("ITE"), Behind-the-Ear ("BTE") and In-the-Canal ("ITC") versions.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 and March 31, 1996

Net sales increased by 18% to $32.2 million in the quarter ended March 31, 1997, from $27.3 million in the quarter ended March 31, 1996. International sales accounted for 51 percent of ReSound's net sales during the first quarter of 1997, compared to 64 percent during the same quarter in 1996. International sales for the first quarter were $16.5 million, a decrease of 6 percent from the same period last year. The decrease in international sales was the result of weaker European currencies compared to the U.S. dollar, unfavorable changes in governmental reimbursement policies in Europe and an economic slowdown in Germany. First quarter U.S. sales of $15.7 million increased 62 percent from the same period last year due, primarily, to the inclusion of sales relating to products obtained through the acquisition of certain assets of the Hearing Health business activity of 3M in the second quarter of 1996 and continued strong sales of the Company's ITC and Encore(TM) hearing device products. The Company established a subsidiary, Sonar Hearing Health Corporation, to manage the former 3M Hearing Health business activity on an ongoing basis.

Gross profit was 53.1 percent of net sales in the first quarter of 1997, compared to 53.9 percent of net sales for the same quarter of 1996. The quarter-to-quarter decrease in gross profit was largely attributable to increased warranty and product return costs in the U.S. and the impact of the stronger U.S. dollar compared to European currencies.

Research and Development ("R&D") spending during the first quarter of 1997 was $4.3 million (13.4 percent of net sales) compared to $3.1 million (11.3 percent of net sales) in the same quarter of 1996. The first quarter of 1997 included approximately $1.9 million of R&D spending for ReSound's software-based Digital Signal Processing technology, Sonar Hearing Health R&D, and advanced development programs not included in the first quarter of 1996. In the first quarter of 1997, the Company incurred development expenses related to the introduction of an ITE configuration of its Advanced Program Selection (APS) product line.

Selling General and Administrative expenses ("SG&A") were $12.5 million, or 38.8 percent of net sales for the first quarter of 1997, compared to $10.9 million, or 39.9 percent of net sales in the first quarter of 1996. This increase includes approximately $1.2 million of SG&A at the Company's Sonar Hearing Health subsidiary which was acquired in June 1996.

Net interest expense was $397,000 for the first quarter of 1997 compared to $595,000 for the first quarter of 1996. This quarter-to-quarter decrease is attributable to reduction of debt and the effect of the stronger U.S. dollar compared to European currencies.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria and Holland, plus California taxes.

The Company had a net loss of $894,000 in the quarter ended March 31, 1997, compared to net income of $118,000 in the quarter ended March 31, 1996. The decrease was primarily the result of foreign currency losses resulting from the stronger U.S. dollar compared to European currencies, increased R&D spending associated with the development of new products and increased SG&A costs related to the Company's Sonar Hearing Health subsidiary which was acquired in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1997 the Company generated $484,000 in cash from operations, compared to the use of $919,000 in cash in operations in the three months ended March 31, 1996. Cash generated from operations in the first quarter of 1997 included non-cash charges of $1.4 million relating to depreciation and amortization. In addition, positive cash flows from operations were generally due to decreases in deposits and other current assets and inventories of $1.4 million and $1.0 million, respectively. These positive cash flows from operations were partially offset by a net loss of $894,000, an increase in accounts receivable of $1.1 million and a decrease in current liabilities of $1.3 million.

Net cash used in investing activities for the three months ended March 31, 1997 of $695,000 resulted from additions of property and equipment.

The primary financing activity in the three months ended March 31, 1997 was the payment of long-term debt of $675,000.

At March 31, 1997, the Company had available cash and cash equivalents of $7.1 million. The Company believes this will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The shareholder class action suit, filed against the Company, its directors and certain of its officers, and against the underwriters of its initial public offering on behalf of purchasers of ReSound's common stock between March 4, 1993 and March 13, 1995, was settled on October 19, 1995 and resulted in a settlement fund of $8.0 million from which plaintiff's attorneys' fees and expenses will be deducted. Fifty percent of the fund was paid by the Company on October 30, 1995, and the balance was paid by the Company's insurance carriers. The Court approved the settlement on June 12, 1996, however an objection was raised to the provision of the settlement agreement relating to attorney's fees and certain other matters. The Court rejected the claim and approved the proposed terms of the distribution. The objector appealed this decision to the U.S. Court of Appeals for the Ninth Circuit, which dismissed the appeal on procedural grounds on April 21, 1997.

ITEM 2.  CHANGES IN THE RIGHTS OF COMPANY SECURITY HOLDERS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER ITEMS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...

         (a) Exhibit 11.1: Statement of computation of net income (loss) per share

         (b)      Exhibit 27:  Financial data schedule

         (c)      Report on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RESOUND CORPORATION



                                            /s/ Christopher H. Pascoe
                                            ------------------------------------
                                            Christopher H. Pascoe
                                            Vice President, Corporate Controller
                                            (Acting Principal Financial Officer)



Date:  May 12, 1997

                                 EXHIBIT INDEX

Exhibit
 No.                     Description
------                   -----------


11.1                Statement of computation of net income (loss) per share


27                  Financial Data Schedule