Form 10-Q
period 1997-06-30
RESOUND CORP
filed 1997-08-11
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______ to _______

                         Commission file number 0-20046

                               RESOUND CORPORATION

             (Exact name of Registrant as specified in its charter)

              California                                      77-0019588
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
              or Organization)                             Identification No.)

        220 Saginaw Drive, Seaport Centre, Redwood City, California 94063
          (Address, including zip code, of principal executive offices)

                                 (650) 780-7800
               (Registrant's telephone number including area code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]    No [ ]

        The number of shares of Registrant's common stock issued and outstanding as of August 5, 1997 was 19,492,575 shares.

PART I. FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets................................................3

               Condensed Consolidated Statements of Operations......................................4

               Condensed Consolidated Statements of Cash Flows......................................5

               Notes to Condensed Consolidated Financial Statements...............................6-7


     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations

               Overview...........................................................................7-8

               Results of Operations.............................................................8-10

               Liquidity and Capital Resources.....................................................11


     Item 3.   Quantitative and Qualitative Disclosures about Market Risks.........................11


PART II. OTHER INFORMATION


     Item 1.   Legal Proceedings...................................................................11

     Item 2.   Changes in Securities...............................................................11

     Item 3.   Defaults upon Senior Securities.....................................................11

     Item 4.   Submission of Matters to a Vote of Security Holders..............................11-12

     Item 5.   Other Information...................................................................12

     Item 6.   Exhibits and Reports on Form 8-K....................................................13

SIGNATURES.........................................................................................14

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                                                    June 30,         December 31,
                                                                  -----------        ------------
                                                                     1997                1996
                                                                  -----------        ------------
                                                                  (Unaudited)            (Note)
Current assets:
      Cash and cash equivalents ..........................        $    10,947         $     7,980
      Accounts receivable, net ...........................             19,128              20,497
      Inventories ........................................             22,292              23,853
      Prepaid expenses and other .........................              3,759               4,218
                                                                  -----------         -----------
                Total current assets .....................             56,126              56,548

Property and equipment, net ..............................             11,768              13,494
Other assets .............................................              3,685               4,899
Goodwill .................................................             34,871              39,811
                                                                  -----------         -----------
                                                                  $   106,450         $   114,752
                                                                  ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Loans and current debt .............................        $     6,131         $     4,717
      Accounts payable ...................................              6,711               8,478
      Accrued liabilities ................................             17,398              17,976
                                                                  -----------         -----------
                Total current liabilities ................             30,240              31,171

Long-term debt ...........................................             18,121              19,515
Accrued pension ..........................................              4,191               5,110
Minority interest ........................................              1,252               1,360

Commitments and contingencies ............................                 --                  --

Shareholders' equity:
      Preferred stock ....................................              5,375               5,225
      Common stock .......................................             90,925              90,680
      Accumulated deficit ................................            (41,746)            (39,202)
      Cumulative translation adjustment ..................             (1,908)                893
                                                                  -----------         -----------
                Total shareholders' equity ...............             52,646              57,596
                                                                  -----------         -----------
                                                                  $   106,450         $   114,752
                                                                  ===========         ===========


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

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)


                                                                           Three months ended                Six months ended
                                                                           -------------------               ----------------
                                                                     June 30, 1997    June 30, 1996   June 30, 1997    June 30, 1996
                                                                     -------------    -------------   -------------    -------------

Net sales ........................................................        $ 32,230         $ 29,720        $ 64,442         $ 56,984
Cost of sales ....................................................          14,731           12,488          29,842           25,044
                                                                          --------         --------        --------         --------
         Gross profit ............................................          17,499           17,232          34,600           31,940
Operating expenses
      Research and development ...................................           3,882            3,491           8,199            6,559
      Selling, general and administrative ........................          14,441           11,542          26,999           22,416
                                                                          --------         --------        --------         --------
                Total operating expenses .........................          18,323           15,033          35,198           28,975
                                                                          --------         --------        --------         --------
Income (loss) from operations ....................................            (824)           2,199            (598)           2,965

Interest expense, net ............................................             384              526             782            1,121
Other (income) expense / minority interest, net ..................             (83)             116             335              118
                                                                          --------         --------        --------         --------
Income (loss) before income taxes ................................          (1,125)           1,557          (1,715)           1,726

Provision for income taxes (1) ...................................             374              465             680              516
                                                                          --------         --------        --------         --------

Net income (loss) ................................................        $ (1,499)        $  1,092        $ (2,395)        $  1,210
                                                                          ========         ========        ========         ========

Net income (loss) applicable to common shareholders ..............        $ (1,574)        $  1,092        $ (2,545)        $  1,210
                                                                          ========         ========        ========         ========

Net income (loss) per share (2) .................................         $  (0.08)        $   0.07        $  (0.13)        $   0.07
                                                                          ========         ========        ========         ========

Shares used in above calculation (2) .............................          19,429           16,738          19,409           16,402
                                                                          ========         ========        ========         ========


(1)     Consists principally of state and foreign income taxes.

(2)     See Exhibit 11.1 "Statement of Computation of Net Income (Loss) per
        Share"

See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                                                          Six months ended
                                                                                      -------------------------
                                                                                      June 30,         June 30,
                                                                                        1997             1996
                                                                                      --------         --------
Cash flows from operating activities:
      Net income (loss) ......................................................        $ (2,395)        $  1,210

      Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
           Depreciation and amortization .....................................           3,774            3,406
      Changes in assets and liabilities:
           Accounts receivable ...............................................           1,369           (2,736)
           Inventories .......................................................           1,561              483
           Deposits and other assets .........................................           1,847               36
           Accounts payable ..................................................          (1,767)            (957)
           Accrued liabilities ...............................................          (1,245)           1,752
                                                                                      --------         --------
                Net cash provided by operating activities ....................           3,144            3,194

Cash flows from investing activities:
      Investment in Sonar Hearing Health .....................................              --          (25,443)
      Change in translation adjustment .......................................            (335)            (538)
      Additions of property and equipment ....................................          (1,218)          (4,090)
                                                                                      --------         --------
                Net cash used in investing activities ........................          (1,553)         (30,071)

Cash flows from financing activities:
      Borrowings (repayment) of debt .........................................           1,782           (4,174)
      Loans payable ..........................................................            (651)              --
      Issuance of preferred stock ............................................              --            5,000
      Issuance of common  stock ..............................................             245           34,039
                                                                                      --------         --------
                Net cash provided by financing activities ....................           1,376           34,865
                                                                                      --------         --------

Net increase in cash and cash equivalents ....................................           2,967            7,988
Cash and cash equivalents at the beginning of the period .....................           7,980            5,091
                                                                                      --------         --------
Cash and cash equivalents at the end of the period ...........................        $ 10,947         $ 13,079
                                                                                      ========         ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
           Interest ..........................................................        $    842         $  1,641
           Income taxes ......................................................        $    667         $    613
Supplemental schedule of non-cash investing and financing activities:
      Accrual of preferred stock dividend ....................................        $    150         $     --
      Conversion of convertible promissory notes to common  stock ............        $     --         $  2,000


See notes to condensed consolidated financial statements.

                               ReSound Corporation
              Notes to Condensed Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

Earnings Per Share

Net income (loss) per share is computed using the net income (loss) applicable to common shareholders and the weighted average number of shares outstanding. For the three-month and six-month periods ended June 30, 1996, outstanding options to purchase common shares are included in the calculation. The net losses for the three-month and six-month periods ended June 30, 1997 are increased by the dividend accrued on Series B Preferred Stock to arrive at net loss applicable to common shareholders.

In February 1997, Statement of Financial Accounting Standard No. 128 was issued and is required to be adopted for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the currently presented primary net earnings per share will be replaced by basic earnings per share. The fundamental difference is that basic earnings per share excludes the dilutive effect of stock options. The computed basic earnings per share is not materially different from earnings per share for the three-month and six-month periods ended June 30, 1997 and June 30, 1996. Additionally, fully diluted earnings per share will be replaced by diluted earnings per share, which will be calculated on a similar basis and will always be required to be presented on the consolidated statement of operations. The computed diluted earnings per share is not materially different from the earnings per share as reported for these periods.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

                         June 30,     December 31,
                           1997           1996
                         -------        -------
Raw materials            $ 9,680        $ 9,934
Work in process            4,753          6,838
Finished products          7,859          7,081
                         -------        -------
                         $22,292        $23,853
                         =======        =======

NOTE C - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Austria, Germany, and Holland, plus California taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Information contained in this Form 10-Q that is not historical fact, including any statements about expectations for the fiscal year and beyond, involve certain risks and uncertainties. This Form 10-Q contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, many of which can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "plan", "intend", or "continue" or the negative thereof or other variations thereon or comparable terminology. There are a number of important factors with respect to such forward-looking statements that could cause actual results to differ materially from those contemplated in such forward-looking statements. Numerous factors, such as economic and competitive conditions, incoming order levels, timing of product shipments, product margins, new product development, and reliance on key customers and international sales could cause actual results to differ from those described in these statements, and prospective investors and shareholders should carefully consider these factors in evaluating these forward-looking statements.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1997 and June 30, 1996

Net sales increased by 8 percent to $32.2 million in the quarter ended June 30, 1997, from $29.7 million in the quarter ended June 30, 1996. Sales in the U.S. and Canada increased 30 percent in the current quarter to $16.9 million from $12.9 million in the comparable prior year period. This increase was primarily due to the inclusion of sales relating to products obtained through the acquisition of certain assets of the Hearing Health business activity of 3M in the second quarter of 1996 and increased sales of the Company's ITC and Encore(TM) hearing device products partially offset by a decline in sales of the Company's premium product series. International sales for the second quarter were $15.4 million, a decrease of 8 percent from the same period last year. The decrease in international sales was the result of several factors in Europe including weaker European currencies compared to the U.S. dollar, increased competition from digital sound processing product offerings, unfavorable changes in governmental regulatory and reimbursement policies and continued adverse economic conditions in certain key countries. These adverse European market factors on international sales for the quarter were partially offset by sales to the Asia Pacific - Latin America markets which increased 27 percent to $1.5 million from the comparable period last year. International sales accounted for 48 percent of ReSound's net sales in the second quarter of 1997, compared to 58 percent in the same quarter of 1996.

Gross profit was 54.3 percent of net sales in the second quarter of 1997, compared to 58.0 percent of net sales for the same quarter of 1996. The quarter-to-quarter decrease in gross profit was largely attributable to increased sales of Sonar Hearing Health's hearing devices sold at lower margins than ReSound-branded products, increased warranty and product return costs in the U.S. reflecting a product mix shift to a larger proportion of custom manufactured products (i.e., ITC and ITE products) and the impact of a stronger U.S. dollar compared to European currencies.

Research and Development ("R&D") spending during the second quarter of 1997 was $3.9 million (12.0 percent of net sales) compared to $3.5 million (11.7 percent of net sales) in the same quarter of 1996. The second quarter of 1997 included approximately $1.4 million of R&D spending for ReSound's software-based digital signal processing technology, Sonar Hearing Health R&D, and advanced development programs (which in future will partially be jointly developed with Motorola, Inc.) not included in the second quarter of 1996. In the second quarter of 1997, the Company also incurred development expenses related to the future introduction of ReSound's present sound processing technology in new product configurations.

Selling, General and Administrative expenses ("SG&A") were $14.4 million (44.8 percent of net sales) for the second quarter of 1997, compared to $11.5 million (38.8 percent of net sales) in the second quarter of 1996. This increase includes approximately $1.4 million of SG&A at the Company's Sonar Hearing Health subsidiary which was acquired in June 1996, expansion into certain Asian and European markets, timing of key marketing and promotional activities in the U.S., and higher business system implementation costs at the Company's Viennatone subsidiary in Austria.

Net interest expense was $384,000 for the second quarter of 1997 compared to $526,000 for the second quarter of 1996. This quarter-to-quarter decrease is attributable to reduction of debt and the effect of a stronger U.S. dollar compared to European currencies.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria, Germany and Holland, plus California taxes.

The Company had a net loss of $1.5 million in the quarter ended June 30, 1997, compared to net income of $1.1 million in the quarter ended June 30, 1996. The decrease was primarily the result of lower gross margins and increased R&D and SG&A costs which are largely attributable to the Company's Sonar Hearing Health subsidiary which was acquired in June 1996. Additionally, SG&A costs increased due to the expansion into certain Asian and European markets, incremental marketing and promotional activities in the U.S., and higher business system implementation costs in Europe. R&D spending also increased due to expenses associated with new product development programs that were initiated subsequent to the second quarter of 1996.

Six months ended June 30, 1997 and June 30, 1996

Net sales increased by 13 percent to $64.4 million in the six months ended June 30, 1997, from $57.0 million in the six months ended June 30, 1996. Sales in the U.S. and Canada increased 43 percent for the six months ended June 30, 1997 to $33.0 million from $23.0 million for the comparable prior year period primarily due to the inclusion of sales relating to products obtained through the acquisition of certain assets of the Hearing Health business activity of 3M in the second quarter of 1996 and increased sales of the Company's ITC and Encore(TM) hearing device products partially offset by a decline in sales of the Company's premium product series. International sales for the six months ended June 30, 1997 were $31.4 million, a decrease of 8 percent from the same period last year. The decrease in international sales was the result of several factors in Europe including weaker European currencies compared to the U.S. dollar, increased competition from digital sound processing product offerings, unfavorable changes in governmental regulatory and reimbursement policies and continued adverse economic conditions in certain key countries. These adverse European market factors on international sales for the quarter were partially offset by sales to the Asia Pacific - Latin America markets which increased 35 percent to $3.2 million from the comparable period last year. International sales accounted for 49 percent of ReSound's net sales in the first six months of 1997, compared to 60 percent in the same period of 1996.

Gross profit was 54.6 percent of net sales in the first six months of 1997, compared to 56.1 percent of net sales for the same period of 1996. The decrease in gross profit was largely attributable to increased sales of Sonar Hearing Health's hearing devices sold at lower margins than ReSound-branded products, increased warranty and product return costs in the U.S. reflecting a product mix shift to a larger proportion of custom manufactured products (i.e., ITC and ITE products) and the impact of a stronger U.S. dollar compared to European currencies.

Research and Development ("R&D") spending during the first six months of 1997 was $8.2 million (12.7 percent of net sales) compared to $6.6 million (11.5 percent of net sales) for the same period of 1996. The first six months of 1997 included approximately $3.3 million of R&D spending for ReSound's software-based digital signal processing technology, Sonar Hearing Health R&D, and advanced development programs (which in future will partially be jointly developed with Motorola, Inc.) not included in the prior year. In the first six months of 1997, the Company also incurred development expenses related to the future introduction of ReSound's present sound processing technology in new product configurations.

Selling, General and Administrative expenses ("SG&A") were $27.0 million (41.9 percent of net sales) for the first six months of 1997 compared to $22.4 million (39.3 percent of net sales) in the first six months of 1996. This increase includes approximately $2.6 million of SG&A at the Company's Sonar Hearing Health subsidiary which was acquired in June 1996, expansion into certain Asian and European markets, timing of key marketing and promotional activities in the U.S., and higher business system implementation costs at the Company's Viennatone subsidiary in Austria.

Net interest expense was $782,000 for the first six months of 1997 compared to $1.1 million for the comparable period in 1996. This decrease is attributable to reduction of debt and the effect of a stronger U.S. dollar compared to European currencies.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Austria, Germany and Holland, plus California taxes.

The Company had a net loss of $2.4 million in the six months ended June 30, 1997, compared to net income of $1.2 million in the six months ended June 30, 1996. The decrease was primarily the result of lower gross margins and increased R&D and SG&A costs which are largely attributable to the Company's Sonar Hearing Health subsidiary (acquired in June 1996). Additionally, SG&A costs increased due to the expansion into certain Asian and European markets, incremental marketing and promotional activities in the U.S., and higher business system implementation costs in Europe. R&D spending also increased due to expenses associated with new product development programs that were initiated subsequent to the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 1997 the Company generated $3.1 million in cash from operations, compared to $3.2 million in cash generated from operations in the first six months of 1996. Cash generated from operations in the first six months of 1997 included non-cash charges of $3.8 million relating to depreciation and amortization. In addition, positive cash flows from operations were generally due to decreases in current assets of $4.8 million. These positive cash flows from operations were partially offset by a net loss of $2.4 million, a decrease in accounts payable of $1.8 million and a decrease in accrued liabilities of $1.2 million.

Net cash used in investing activities for the six months ended June 30, 1997 of $1.6 million resulted primarily from additions of property and equipment and software.

The primary financing activity in the six months ended June 30, 1997 was the net increase in borrowings of $1.8 million by the Company's Viennatone subsidiary.

At June 30, 1997, the Company had available cash and cash equivalents of $10.9 million. The Company believes this will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders of the Company was held on May 22,
         1997.

(b)     The following directors were elected at the meeting:

                                                                                  SHARES PRESENT
                                                                                  --------------
    NOMINEE                   FOR              WITHHELD            ABSTAIN        BUT NOT VOTING
    -------                   ---              --------            -------        --------------

Richard L. Goode          14,415,468           229,391                 0                 0
Donald M. Kendall         14,448,741           196,118                 0                 0
Eugene Kleiner            14,449,334           195,525                 0                 0
Rodney Perkins            14,449,641           195,218                 0                 0
Peter Riepenhausen        14,444,434           200,425                 0                 0
Philip S. Schlein         14,449,434           195,425                 0                 0
Robert C. Wilson          14,449,034           195,825                 0                 0


(c) The shareholders voted to authorize the adoption of the Company's 1997 Stock Plan and the reservation of up to a maximum of 650,000 shares of the Company's Common Stock for issuance thereunder. The results of that vote were as follows:

                                                                       SHARES
                                                                    PRESENT BUT
                      IN FAVOR         OPPOSED       ABSTAIN         NOT VOTING
                     ----------       ---------      -------        -----------
                     11,382,836       3,217,891       44,132              0


(d) The shareholders voted to ratify and approve the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1997. The results of that vote were as follows:


                                                                       SHARES
                                                                    PRESENT BUT
                      IN FAVOR         OPPOSED       ABSTAIN         NOT VOTING
                     ----------       ---------      -------        -----------
                     14,557,259         66,800        20,800              0


ITEM 5. OTHER INFORMATION

        The Company announced on June 23, 1997 the signing of an agreement with the Land Mobile Products Sector, Radio Products Group of Motorola, Inc. for the development of leading edge products designed to serve the hearing impaired and communications markets. Under the agreement, both companies will contribute existing technology and jointly develop new technology.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 11.1: Statement of computation of net income (loss) per share

        (b)     Exhibit 27: Financial data schedule

        (c)     Reports on Form 8-K: None

        (d)     Exhibit 10.1: Separation Agreement

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RESOUND CORPORATION



                                /s/ Arthur T. Taylor
                                ------------------------------------------------
                                Arthur T. Taylor
                                Sr. Vice President and Chief Financial Officer




Date: August 7, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER           EXHIBITS
-------          --------

  10.1           Separation Agreement
  11.1           Statement of Computation of net income (loss) per share
  27             Financial Data Schedule