Form 10-Q
period 1997-09-30
RESOUND CORP
filed 1997-11-12
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

                         Commission file number 0-20046

                               RESOUND CORPORATION

             (Exact name of Registrant as specified in its charter)

                     California                      77-0019588
          (State or Other Jurisdiction of          (IRS Employer
           Incorporation or Organization)       Identification No.)

           220 Saginaw Drive, Seaport Centre, Redwood City, California 94063 (Address, including zip code, of principal executive offices)

                                 (650) 780-7800
              (Registrant's telephone number, including area code)

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

        The number of shares of the Registrant's common stock issued and outstanding as of November 5, 1997 was 20,048,602 shares.

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets................................3

                  Condensed Consolidated Statements of Operations......................4

                  Condensed Consolidated Statements of Cash Flows......................5

                  Notes to Condensed Consolidated Financial Statements.................6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

                  Results of Operations................................................8

                  Liquidity and Capital Resources.....................................11

                  Outlook.............................................................12


         Item 3.  Quantitative and Qualitative Disclosures about Market Risks.........12


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings...................................................12

         Item 2.  Changes in Securities and Use of Proceeds...........................12

         Item 3.  Defaults upon Senior Securities.....................................13

         Item 4.  Submission of Matters to a Vote of Security Holders.................13

         Item 5.  Other Information...................................................13

         Item 6.  Exhibits and Reports on Form 8-K....................................13


SIGNATURES ...........................................................................14

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements:

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                              September 30,   December 31,
                                                                  1997              1996
                                                              -------------   ------------
                                                                (Unaudited)      (Note)
Current assets:
    Cash and cash equivalents ............................      $  12,288       $   7,980
    Accounts receivable, net .............................         20,114          20,497
    Inventories ..........................................         16,620          23,853
    Prepaid expenses and other ...........................          3,614           4,218
                                                                ---------       ---------
           Total current assets ..........................         52,636          56,548

Property and equipment, net ..............................         11,642          13,494
Other assets .............................................          4,872           4,899
Goodwill .................................................         23,449          39,811
                                                                ---------       ---------
                                                                $  92,599       $ 114,752
                                                                =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Loans and current debt ...............................      $   5,112       $   4,717
    Accounts payable .....................................          5,642           8,478
    Accrued liabilities ..................................         19,435          17,976
                                                                ---------       ---------
           Total current liabilities .....................         30,189          31,171

Long-term debt ...........................................         17,399          19,515
Employee benefits ........................................          3,649           5,110
Other accrued liabilities ................................          1,086           1,360

Commitments and contingencies ............................             --              --

Shareholders' equity:
    Preferred stock ......................................          5,450           5,225
    Common stock .........................................         91,224          90,680
    Accumulated deficit ..................................        (55,115)        (39,202)
    Cumulative translation adjustment ....................         (1,283)            893
                                                                ---------       ---------
           Total shareholders' equity ....................         40,276          57,596
                                                                ---------       ---------
                                                                $  92,599       $ 114,752
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

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)



                                                             Three months ended            Nine months ended
                                                             ------------------            -----------------
                                                         September 30,  September 30,  September 30,  September 30,
                                                             1997           1996           1997           1996
                                                             ----           ----           ----           ----
Net sales ...........................................      $ 31,934        $33,821       $ 96,376        $90,805
Cost of sales .......................................        16,224(1)      15,364         46,066(1)      40,408
                                                           --------        -------       --------        -------
         Gross profit ...............................        15,710         18,457         50,310         50,397
Operating expenses
    Research and development ........................         4,244          3,904         12,443         10,463
    Selling, general and administrative .............        13,028(1)      12,472         40,026(1)      34,888
    Restructuring and other charges .................        11,184(1)          --         11,184(1)          --
                                                           --------        -------       --------        -------
           Total operating expenses .................        28,456         16,376         63,653         45,351
                                                           --------        -------       --------        -------
Income (loss) from operations .......................       (12,746)         2,081        (13,343)         5,046

Interest expense, net ...............................           296            397          1,078          1,519
Other expense/minority interest .....................            36             71            371            189
                                                           --------        -------       --------        -------
Income (loss) before income taxes ...................       (13,078)         1,613        (14,792)         3,338

Provision for income taxes (2) ......................           217            472            896          1,005
                                                           --------        -------       --------        -------

Net income (loss) ...................................      $(13,295)(1)    $ 1,141       $(15,688)(1)    $ 2,333
                                                           ========        =======       ========        =======

Net income (loss) applicable to common
  shareholders ......................................      $(13,370)       $ 1,066       $(15,913)       $ 2,183
                                                           ========        =======       ========        =======
Net income (loss) per share (3) .....................      $  (0.69)       $  0.06       $  (0.82)       $  0.13
                                                           ========        =======       ========        =======

Shares used in above calculation (3) ................        19,441         19,481         19,391         17,466
                                                           ========        =======       ========        =======


(1) Includes special charges of $13.6 million as follows: cost of sales -- $1.8 million; selling, general and administrative -- $0.6 million; restructuring and other -- $11.2 million (of which $10.3 million is the result of writedown of goodwill).

(2)  Consists principally of state and foreign income taxes.

(3)  See Exhibit 11.1 "Statement of Computation of Net Income (Loss) per Share."

See notes to condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                        -----------------
                                                                                   September 30,    September 30,
                                                                                       1997              1996
                                                                                   -------------    -------------
Cash flows from operating activities:
    Net income (loss) .......................................................        $(15,688)        $  2,333

    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization .......................................           3,977            4,316
        Restructuring and other charges .....................................          10,688               --
    Changes in assets and liabilities:
        Accounts receivable .................................................             383           (4,444)
        Inventories .........................................................           7,233             (403)
        Prepaid expenses and other assets ...................................          (1,169)          (3,802)
        Accounts payable ....................................................          (2,836)          (1,218)
        Accrued liabilities .................................................             (51)             424
                                                                                     --------         --------
           Net cash provided by (used in) operating activities ..............           2,537           (2,794)

Cash flows from investing activities:
    Investment in Sonar Hearing Health ......................................              --          (25,443)
    Purchase of minority shareholder's interest in a
      subsidiary of Viennatone ..............................................              --           (1,857)

    Proceeds from patent contributions to partnership (net) .................           1,800            7,300
    Change in cumulative translation adjustment .............................           2,176             (897)
    Additions of property and equipment, net ................................          (1,028)          (4,724)
                                                                                     --------         --------
           Net cash provided by (used in) investing activities ..............           2,948          (25,621)

Cash flows from financing activities:
    Decrease in bank borrowings .............................................          (2,116)          (8,978)
       Loans payable ........................................................             395               --
       Issuance of preferred stock ..........................................              --            5,000
    Issuance of common  stock ...............................................             544           36,211
                                                                                     --------         --------
           Net cash provided by (used in) financing activities ..............          (1,177)          32,233
                                                                                     --------         --------

Net increase in cash and cash equivalents ...................................           4,308            3,818
Cash and cash equivalents at the beginning of the period ....................           7,980            5,091
                                                                                     --------         --------
Cash and cash equivalents at the end of the period ..........................        $ 12,288         $  8,909
                                                                                     ========         ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest ................................................................        $  1,259         $  1,863
    Income taxes ............................................................        $  1,086         $    702
Supplemental schedule of non-cash investing and financing activities:
  Accrual of preferred stock dividend .......................................        $    225         $    150
  Conversion of convertible promissory notes to common  stock ...............        $     --         $  2,000



See notes to condensed consolidated financial statements.

                               ReSound Corporation
              Notes to Condensed Consolidated Financial Statements


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K.

Earnings Per Share

Net income (loss) per share is computed using the net income (loss) applicable to common shareholders and the weighted average number of shares outstanding. For the three-month and nine-month periods ended September 30, 1996 outstanding options to purchase common shares are included in the calculation. The net losses for the three-month and nine-month periods ended September 30, 1997 are increased by the dividend accrued on Series B Preferred Stock to arrive at net loss applicable to common shareholders. The net income for the three-month period ended September 30, 1996 is reduced by the dividend accrued on Series B Preferred Stock to arrive at net income applicable to common shareholders.

In February 1997, Statement of Financial Accounting Standards No. 128 was issued and is required to be adopted for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the currently presented primary net earnings per share will be replaced by basic earnings per share. The fundamental difference is that basic earnings per share excludes the dilutive effect of stock options. The computed basic earnings per share is not materially different from earnings per share for the three-month and nine-month periods ended September 30, 1997 and September 30, 1996. Additionally, fully diluted earnings per share will be replaced by diluted earnings per share, which will be calculated on a similar basis and will always be required to be presented on the consolidated statements of operations. The computed diluted earnings per share is not materially different from the earnings per share as reported for these periods.

NOTE B - RESTRUCTURING AND OTHER CHARGES

In the third quarter of 1997, the Company announced a restructuring program designed to streamline operations and control costs through management restructuring, operational consolidations, and increased focus on core activities and product lines. This restructuring program is anticipated to result in a work force reduction of up to 100 people out of 975 people worldwide, and special charges in the second half of 1997 of approximately $18.0 million. Of the estimated $18.0 million in special charges, approximately $13.5 million reflects non-cash items for the writedown of goodwill and discontinued product lines. The remaining estimated $4.5 million reflects cash items pertaining primarily to employee severance and consolidation activities. The third quarter 1997 results include $13.6 million of the special charges as follows: Cost of sales -- $1.8 million (for writedown of discontinued products); Selling, general and administrative -- $0.6 million (for product line exit costs); Restructuring and other -- $11.2 million (for writedown of goodwill -- $10.3 million, and employee severance and lease termination costs -- $0.9 million). The Company anticipates incurring approximately $4.4 million in special charges in the fourth quarter of 1997 relating to the restructuring program.

NOTE C - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventories consist of the following (in thousands):

                                        September 30,         December 31,
                                            1997                 1996
                                        -------------         ------------
          Raw materials                    $ 8,237               $ 9,934
          Work in process                    2,653                 6,838
          Finished products                  5,730                 7,081
                                           -------               -------
                                           $16,620               $23,853
                                           =======               =======

NOTE D - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, and Holland, plus California taxes.

NOTE E - USE OF ESTIMATES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by words such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend" and the like. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated in the statements. These risks and uncertainties are discussed in the section below entitled "Outlook" and in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the fiscal year ended December 31, 1996.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, the Introductory Statement and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 and September 30, 1996

In the third quarter of 1997, the Company announced a restructuring program designed to streamline operations and control costs through management restructuring, operational consolidations, and increased focus on core activities and product lines. This restructuring program is anticipated to result in a work force reduction of up to 100 people out of 975 people worldwide, and special charges in the second half of 1997 of approximately $18.0 million. Of the estimated $18.0 million in special charges, approximately $13.5 million reflects non-cash items for the writedown of goodwill and discontinued product lines. The remaining estimated $4.5 million reflects cash items pertaining primarily to employee severance and consolidation activities. The third quarter 1997 results include $13.6 million of the special charges as follows: Cost of sales -- $1.8 million (for writedown of discontinued products); Selling, general and administrative -- $0.6 million (for product line exit costs); Restructuring and other -- $11.2 million (for writedown of goodwill -- $10.3 million, and employee severance and lease termination costs -- $0.9 million). The Company anticipates incurring approximately $4.4 million in special charges in the fourth quarter of 1997 relating to the restructuring program.

Net sales decreased by 5.6 percent to $31.9 million in the quarter ended September 30, 1997, from $33.8 million in the quarter ended September 30, 1996. Excluding the adverse impact of recent foreign currency exchange fluctuations, net sales increased two percent compared to the same quarter a year ago. Sales in the U.S. and Canada, at $17.5 million in the current quarter, were unchanged from the comparable prior year period. The flat U.S. and Canadian sales performance in the third quarter primarily reflects intensified competition in the programmable segment of the hearing device market due to increased competition from digital signal processing product offerings, pricing pressures from competitors' analog products, and a product mix shift to more moderately priced models. International sales for the third quarter of 1997 were $14.4 million, a decrease of 11.4 percent from the same period last year. The decrease in international sales was the result of several factors in Europe, including weaker European currencies compared to the U.S. dollar, increased competition from digital sound processing product offerings, increased competition and pricing pressures in the Company's Viennatone operations, unfavorable changes in governmental regulatory and reimbursement policies, and continued adverse economic conditions in certain key countries. Asia Pacific-Latin America sales were $1.3 million, slightly below the amount recorded for the same period in 1996. The flat performance compared to the third quarter of 1996 was primarily due to lower shipments to the Company's Japanese distributor in order to improve the balance of inventory levels and in-market sales. International sales accounted for 45.3 percent of ReSound's net sales in the third quarter of 1997, compared to 48.2 percent in the same quarter of 1996.

Gross profit was 49.2 percent of net sales in the third quarter of 1997, compared to 54.6 percent of net sales for the same quarter of 1996. The third quarter 1997 gross profit was adversely affected by one-time costs attributable to the writedown of discontinued products of $1.8 million. Excluding the impact of this one-time charge, gross profit was 54.8 percent of net sales. Average unit sales prices have declined due to increasing competition and product mix sales shifts, particularly in the U.S., from the higher priced premium product line to the more moderately priced Encore(TM) product line. This impact has been largely offset by reductions in the cost of goods sold.

Research and development ("R&D") spending during the third quarter of 1997 was $4.2 million (13.2 percent of net sales) compared to $3.9 million (11.5 percent of net sales) in the same quarter of 1996. The increase in R&D spending was largely attributable to the development of new products, including the Company's digital signal processing (DSP) platforms and its first completely-in-the-canal
(CIC) digitally programmable device which is expected to be introduced in the first quarter of 1998.

Selling, general and administrative expenses ("SG&A") were $13.0 million (40.8 percent of net sales) for the third quarter of 1997, compared to $12.5 million (36.9 percent of net sales) in the third quarter of 1996. The quarter-over-quarter increase was largely attributable to certain product line exit costs and expenses to implement a new automated business system in the Viennatone subsidiary.

Net interest expense was $296,000 for the third quarter of 1997 compared to $397,000 for the third quarter of 1996. This quarter-to-quarter decrease is attributable to reduction of debt and the effect of a stronger U.S. dollar compared to European currencies.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Germany and Holland, plus California taxes.

The Company had a net loss of $13.3 million in the quarter ended September 30, 1997, compared to net income of $1.1 million in the quarter ended September 30, 1996. The third quarter 1997 results include $13.6 million of special charges in connection with the Company's restructuring program. As previously noted, $10.3 million of the $13.6 million charge in the third quarter relates to the writedown of goodwill. Excluding the impact of the special charges, net income was $0.3 million for the third quarter of 1997. The Company anticipates incurring approximately $4.4 million in additional special charges in the fourth quarter of 1997.

Nine months ended September 30, 1997 and September 30, 1996

Net sales increased by six percent to $96.4 million in the nine months ended September 30, 1997, from $90.8 million in the nine months ended September 30, 1996. Sales in the U.S. and Canada increased 21 percent for the nine months ended September 30, 1997 to $48.9 million from $40.5 million for the comparable prior year period, primarily due to the inclusion of sales relating to products obtained through the acquisition of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company (3M) in the second quarter of 1996 and increased sales of the Company's ITC and Encore(TM) hearing device products, partially offset by a decline in sales of the Company's premium product series. International sales for the nine months ended September 30, 1997 were $47.5 million, a decrease of 5.5 percent from the same period last year. The decrease in international sales was the result of several factors in Europe including weaker European currencies compared to the U.S. dollar, increased competition from digital signal processing product offerings, increased competition and pricing pressures in the Viennatone subsidiary, unfavorable changes in governmental regulatory and reimbursement policies, and continued adverse economic conditions in certain key countries. Excluding the negative impact of foreign currency exchange fluctuations, European net sales increased six percent on a year-to-date nine-month basis when compared to the equivalent period in 1996. These adverse European market factors on international sales for the nine months ended September 30, 1997 were partially offset by sales to the Asia Pacific-Latin America markets which increased 11 percent to $4.4 million from the comparable period last year due largely to continued growth in Japan. International sales accounted for 49 percent of ReSound's net sales in the first nine months of 1997, compared to 55 percent in the same period of 1996.

Gross profit was 52.2 percent of net sales in the first nine months of 1997, compared to 55.5 percent of net sales for the same period of 1996. Without the third quarter 1997 special charge of $1.8 million, gross profit for the nine-month period was 54.1 percent of net sales. The decline in gross profit versus 1996 was largely attributable to increased sales of Sonar Hearing Health's (the former 3M business activity) hearing devices sold at lower margins than ReSound's product lines, coupled with product mix shifts to more moderately-priced Encore models, and increased price and unit volume erosion for Viennatone's products due to greater competition.

R&D spending during the first nine months of 1997 was $12.4 million (12.9 percent of net sales) compared to $10.5 million (11.5 percent of net sales) for the same period of 1996. The increase in R&D spending was largely attributable to the development of new products, the inclusion of Sonar Hearing Health R&D expenses, and advanced development programs (most of which in the future are likely to be jointly developed with Motorola, Inc.) which were not incurred in the prior year.

SG&A expenses were $40.0 million (41.5 percent of net sales) for the first nine months of 1997 compared to $34.9 million (38.4 percent of net sales) in the first nine months of 1996. This increase for the nine month year-to-date 1997 period versus the equivalent period in 1996 was due primarily to the acquisition of the hearing health business activity from 3M in June 1996, combined with business system implementation costs at the Company's Viennatone subsidiary, higher marketing costs for expansion into certain European and Asian markets, higher administration costs, and certain product line exit costs.

Restructuring and other charges of $11.2 million were incurred in the first nine months of 1997. As noted above, $10.3 million of these charges related to writedown of goodwill, with the balance relating to employee severance and other restructuring costs.

Net interest expense was $1.1 million for the first nine months of 1997 compared to $1.5 million for the comparable period in 1996. This decrease is attributable to reduction of debt and the effect of a stronger U.S. dollar compared to European currencies.

Transaction losses due to foreign currency fluctuations were $558,000 for the first nine months of 1997 compared to $115,000 of transaction losses for the comparable period in 1996.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Germany and Holland, plus California taxes.

The Company had a net loss of $15.7 million in the nine months ended September 30, 1997, compared to net income of $2.3 million in the nine months ended September 30, 1996. The net loss was primarily the result of the $13.6 million of special charges discussed above, together with lower gross margins and increased R&D and SG&A costs, largely attributable to the Company's Sonar Hearing Health subsidiary (acquired in June 1996) and increased competition. Additionally, SG&A costs increased due to the expansion into certain Asian and European markets, incremental marketing and promotional activities in the U.S., and higher business system implementation costs in Europe. R&D spending also increased due to expenses associated with new product development programs that were initiated in the latter half of 1996 and during 1997. Excluding the impact of the special charges in the third quarter of 1997, the net loss was $2.1 million for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1997, the Company generated $2.5 million in cash from operations, compared to using $2.8 million of cash in operations in the first nine months of 1996. Cash generated from operations in the first nine months of 1997 primarily resulted from significant improvements in inventory management and the cash requirements for the restructuring and other charges being approximately $0.5 million versus the $11.2 million charged to expenses. This positive cash flow from operations was partially offset by a net loss of $15.7 million and decreases in accounts payable and accrued liabilities of $2.9 million.

Net cash provided by investing activities for the nine months ended September 30, 1997 of $2.9 million resulted from changes in the cumulative translation adjustment account of $2.2 million and proceeds of $1.8 million for patents contributed by ReSound to a partnership of hearing aid manufacturers, including ReSound, established in 1996. These amounts were offset by additions to property and equipment.

The primary financing activity in the nine months ended September 30, 1997 was the net reduction in borrowings of $1.7 million by the Company's Viennatone subsidiary.

At September 30, 1997, the Company had available cash and cash equivalents of $12.3 million. The Company believes this will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

OUTLOOK

The hearing device market is becoming increasingly competitive with the introduction of new, digital signal processing hearing devices. The Company's ability to grow and achieve profitability will depend upon its ability to develop and effectively market competitive products in a timely manner and to continue to reduce its costs. New product development is always subject to technological risks which could affect product performance and delay product introduction, and to the risk that the expected level of customer acceptance will not be met. The Company anticipates that it will continue to experience, at least for the near-term, lower average unit sales prices of its products due to aggressive competitive pricing and the product mix shift to the Company's more moderately priced products. This is expected to be partially offset by increased unit sales volume. While the Company has mechanisms in place to lessen the negative impact of foreign currency fluctuations, continued or increased weakness of European currencies against the US Dollar will adversely impact the Company's sales growth in Europe, as will a persistence of the adverse economic conditions and governmental cost reduction programs in Germany, Austria and France. Finally, there can be no assurance that the Company will be able to implement its recently announced restructuring program in a timely manner, consolidate targeted operations successfully, and otherwise achieve the cost reductions and other restructuring benefits anticipated to result from the restructuring.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.32:  Change of Control Agreement

         (b) Exhibit 11.1: Statement of computation of net income (loss) per share

         (c) Exhibit 27:  Financial data schedule

         (d) Reports on Form 8-K
             None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RESOUND CORPORATION



                                  /s/ Arthur T. Taylor
                                  ----------------------------------------------
                                  Arthur T. Taylor
                                  Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)




Date:  November 7, 1997

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
10.32          Change of Control Agreement

11.1           Statement of Computation of net income (loss) per share

27             Financial data schedule