Form 10-K
period 1997-12-31
RESOUND CORP
filed 1998-03-26
CIK 846463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997, or

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

       Registrant's telephone number, including area code: (650) 780-7800

                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                         Preferred Share Purchase Rights

                       ----------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $107,570,900 as of February 26, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 20,248,640 shares of the Registrant's Common Stock issued and outstanding as of February 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 1998.

                             INTRODUCTORY STATEMENT

        Words such as "anticipates," "estimates," "expects," "believes" and the like in this Annual Report on Form 10-K and in the Annual Report to Shareholders identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. These risks and uncertainties are discussed below under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results," and in the Company's reports filed with the Securities and Exchange Commission. Copies of these reports are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

Encore, ReSound and ReSource are registered trademarks of, and Advanced Program Selection, APS, Cochlea Dynamics, P3, Premium, ReSound Digital and Tradition are trademarks of, ReSound Corporation.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

        Founded in 1984, ReSound Corporation is a hearing health care company that designs, develops, manufactures and sells technologically advanced hearing devices for the hearing impaired. The Company's hearing device products utilize proprietary sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined by ReSound. ReSound's Multiband Full Dynamic Range Compression ("MFDRC") sound processing technology enables ReSound hearing devices to be individually programmed to adjust the amplification of sound continuously in response to the acoustic environment and each patient's residual range of hearing. ReSound's current products with MFDRC sound processing technology are offered in In-the-Ear ("ITE"), Behind-the-Ear ("BTE"), In-the-Canal ("ITC"), and Completely-in-the-Canal ("CIC") versions.

        In December 1994, the Company acquired 100% of the shares of Viennatone AG ("Viennatone"), a hearing instrument manufacturer based in Vienna, Austria. Viennatone is an established company which had total 1994 revenues of approximately $31 million. Viennatone designs, manufactures and distributes approximately 100,000 hearing devices per year and employed approximately 313 people as of December 31, 1997. Viennatone primarily distributes through ReSound subsidiaries in Germany, France and the United Kingdom and additionally sells through approximately 30 distributors located throughout the world. In Austria, Viennatone sells its hearing devices directly to consumers through 19 retail outlets. The Viennatone product line spans all segments of the market, from BTE products to high power instruments with a large number of options. Viennatone is also a worldwide leader in bone conduction hearing instruments markets. Viennatone also produces hearing device components such as hearing device cases and telecoils.

        In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company ("3M"). It was renamed Sonar Hearing Health Corporation ("SHH"), and its products are sold under the brand name "Sonar." Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million and $16.6 million for the six months ended June 30, 1996, and for the year ended December 31, 1995, respectively. The Company believes that profits, if any, generated from the hearing health activity of 3M for the above-mentioned periods were minimal, and that, historically, such business activity may not have been profitable. In October 1997, the SHH sales force and marketing functions were integrated into ReSound's existing U.S. organization. The newly integrated sales force has actively encouraged the SHH customer base to convert to dispensing ReSound devices. The SHH manufacturing facility will serve as a regional manufacturing site supplying both the Sonar and ReSound devices. In Europe, SHH has been integrated into ReSound's existing distribution structure.

        The Sonar product line incorporates nonproprietary, nonlinear sound processing technologies into ITC and ITE custom hearing devices. In addition, the line now incorporates the proprietary programmable technology formerly owned by 3M.

        Through December 31, 1997, the Company sold over 890,000 hearing devices worldwide. ReSound currently distributes its products through more than 6,300 authorized dispensers in over 35 countries worldwide. The Company sells its products to retail chains and hearing device dispensers through wholly-owned subsidiaries in Germany, the Netherlands, the United Kingdom, Ireland, France, Austria, Sweden and Australia and has non-exclusive distribution agreements with retail chains and single stores in Canada, Spain, Belgium, Denmark and Switzerland. The Company also operates a joint venture, ReSound Asia Ltd., which operates a retail store in Hong Kong. The Company has exclusive distribution agreements for Japan with Hoya Medical Corporation and for South Korea with Kwang Woo International, Inc.

        It is estimated that between 8% and 10% of the population in developed countries is hearing impaired. However, only about 10% to 25% of this group (depending on the country) wears a hearing device. It is estimated that the majority of the hearing impaired group experiences mild to moderate impairment, and that relatively low market penetration has occurred in this segment because of the failure of most hearing devices to provide adequate sound quality, the failure of most hearing devices to provide adequate speech intelligibility in noisy environments, the stigma associated with wearing a hearing device, acoustic feedback, discomfort, occlusion, mechanical problems and general lack of physician endorsement.

        The Company has chosen audiologists (hearing care professionals with advanced degrees), acousticians and other qualified hearing device dispensers as the primary channels for distributing its products. To assist in proper measurement of each patient's hearing impairment, ReSound also sells a proprietary device programming system that enables dispensers to assess each patient's hearing impairment through computerized measurement, to select an appropriate individualized prescription and to program each patient's hearing device appropriately. The Company has developed a PC-based competitive fitting software module for NOAH (the standardized industry platform that provides dispensers with an integrated hearing care software system) called ReSource. This software module can either be used in conjunction with ReSound's proprietary P3 fitting system, or with HI-PRO, an industry standard programming interface. Viennatone offers both programmable and non-programmable devices. The Viennatone fitting system consists of PC-based software and an inexpensive interface. Although the older Viennatone products incorporate linear sound processing or a traditional type of audio compression, Viennatone's newer products incorporate a proprietary, patented, nonlinear type of sound processing designed to improve performance in situations involving background noise and to avoid the need for manual volume control. SHH offers a full line of both programmable and nonprogrammable instruments in both BTE and custom models. The programmable instruments all use patented, technically advanced sound processing developed by the former hearing health business activity of 3M. PC-based fitting systems are used to adjust the programmable instruments at either point-of-sale or point-of-manufacture.

        ReSound's technology operates across the full dynamic range of speech, separating incoming sounds into two frequency bands and amplifying low and high intensity sounds differently within each band. Low intensity, high frequency consonant sounds that are critical to speech intelligibility can be amplified more than sounds that are already loud, such as background noise. Consequently, since most sounds are amplified to an appropriate loudness and overamplification is avoided, speech intelligibility and listening comfort may be greatly improved for many persons with hearing impairment. SHH's sound processing technology uses proprietary integrated circuits to separate incoming sounds into two frequency bands and provide independent processing in the two bands. Thus, low intensity, high frequency sounds can be processed differently than high level, low frequency sound such as background noise. Viennatone patented its adaptive zoom technology in 1995. The concept uses two miniature microphones connected to a signal processing circuit to selectively enhance sounds coming from the front (typically desirable speech) over ambient sound (typically undesirable noise). The zoom technology is designed to improve signal to noise ratio and help hearing impaired users understand speech in difficult listening environments. The experience derived from this development effort is now of benefit to the Company's digital signal processing program (in alliance with AudioLogic, Inc. and GN Danavox A/S). ReSound launched its most recent programmable sound processing, called "Cochlea Dynamics," in 1996. The device's sound processing circuit is 40% smaller, consumes about 40% less power, and has equivalent or improved performance compared to the Company's earlier ITE and BTE versions.

PRODUCTS

        Core Technology

        In 1996, ReSound introduced a second-generation signal processing chip based on proprietary technology originally developed by AT&T Bell Laboratories. This chip is smaller and more efficient than its predecessor and was featured in the Company's first in-the-canal hearing device. Devices built around this advanced technology can be digitally programmed to fit a wide range of hearing losses and configurations. Using automatic multiband full dynamic range compression circuitry, the devices specifically address a common psychoacoustic problem called "loudness recruitment" associated with sensorineural hearing loss. Incoming sound is separated into low and high frequency bands for independent processing, and maximum gain is applied to the softest speech components while progressively lower gain is provided for higher intensity sounds. Very weak high frequency sounds like consonants are therefore amplified much more than intense speech sounds such as vowels. This leads to better speech understanding for the hearing-impaired user of ReSound products, since the signals are now audible, yet not uncomfortably loud.

        Current ReSound Brand Products

        There are three major lines of ReSound brand products: the high end Premium Series line, the midrange Encore Series line and the Advanced Program Selection (APS) Tradition Series line, sold through a worldwide network of professionals. Within each line, there are different configurations or types of product. The behind-the-ear or BTE version is a noncustom product worn over and behind the ear. The device contains a microphone, sound processing electronics, a receiver or speaker and an appropriate battery in a plastic case and a sound output tube which attaches to a custom earmold. U.S. retail prices for the Company's BTE devices typically range from $1,000 to $1,800 for one ear (monaural) and $2,000 to $4,090 for both ears (binaural). The BTE version is still very popular in Europe. The in-the-ear or ITE version comprises a custom shell that matches the ear impression. The shell contains the microphone, the sound processing electronics and the receiver. The shell fills the concha area of the patient's ear. U.S. retail prices for the Company's ITE products typically range from $1,400 to $2,000 for a monaural version and $2,800 to $4,500 for a binaural version. The in-the-canal or ITC version is similar to the ITE, but smaller; it fits in the ear canal. The completely-in-the-canal or CIC version is the smallest custom configuration; this model fits completely in the ear canal and is the most cosmetically appealing custom version. U.S. retail prices for the Company's ITC and CIC products typically range from $1,800 to $2,800 for a monaural version and $3,600 to $5,490 for a binaural version. ITE, ITC and CIC configurations constitute the custom category, and these products are very popular in the United States and in some parts of Asia and Europe.

        The Premium Series products are multichannel, multiprogram devices. They can support two and even three listening programs with an ultrasonic remote control and feature optional telecoil and direct audio input capability. The Encore Series products come with a single listening program. Both the Premium and Encore products are digitally programmable using the ReSound fitting systems which comprise the proprietary portable prescriptive programmer and the ReSource fitting module for the industry standard platform NOAH. In late 1995, the Company introduced a new line of products called the Tradition Series. The Tradition Series hearing instruments contain the proven Cochlea Dynamics processing, and can be digitally programmed either in the factory or at the point-of-sale using the Company's proprietary ReSource fitting software. The Tradition Series products feature seven programs derived from a patient's audiometric data using a proprietary clustering technique applied to a database of successful ReSound fittings. The Tradition Series products are available in behind-the-ear and in-the-ear configurations.

        Fitting Systems

        The hearing device products are supported by two fitting systems that can be used by dispensers at the point-of-sale - one a handheld system called the P3 or portable prescriptive programmer and the second a PC-based fitting module called ReSource for the industry standard NOAH platform. The ReSource fitting module can be used with either the P3 or the industry standard programming interface, HI-PRO. As of January 1998, there were approximately 9,600 NOAH users worldwide. For dispensers who do not wish to program the devices in their clinics, the Company offers factory-programmed versions of Tradition Series products. Advanced Program Selection technology ("APS"), featured in the Tradition Series products, does not require special fitting tools at the point-of-sale, so it is easy to fit and fine tune the devices. APS devices are well suited for nontraditional distribution channels and certain markets including Eastern Europe and parts of Asia due to its relative simplicity vis-a-vis the more specialized knowledge required for programmable devices.

        Products Introduced in 1997

        The Premium Series behind-the-ear model BT4 was introduced in April 1997. This device incorporates Cochlea Dynamics sound processing technology in a custom-designed case available in a variety of colors. The innovative case design allows dispensers to easily change the configuration of the device from an adult to a pediatric version and from one case color to another. Telecoil and direct audio input are standard features. The BT4 offers an integrated solution for the pediatric population with moderate to severe hearing losses.

        In the third quarter of 1997, the in-the-canal model IE4 was launched. The IE4 is the smallest Encore Series product from ReSound. It is fully programmable and has a single listening program.

        During the fourth quarter of 1997, ReSound announced the CC4, a completely-in-the-canal ("CIC") Premium Series product. By reducing the size of one of the critical component chips, the overall hybrid size was reduced by 50%. Therefore, the CC4 offers advanced technology in a small and attractive package. The device, when worn, sits completely in the patient's ear canal and is cosmetically very appealing. The CC4 also has a smooth frequency response due to improved receiver construction. The CC4 combines the benefits of deep microphone placement in the ear canal and the smaller residual volume between the instrument and the eardrum with improvements in circuit design to offer improved sound quality and 30% less current drain than the standard hybrid. In certain key markets, the CC4 is built using a new shell material for improved strength and durability. (The CC4 was first shipped commercially in December 1997.)

        In addition to the product introductions noted above, ReSound ReSource software upgrades were periodically introduced during 1997 to support programming and fitting the new products in the market place.

        Sonar and Viennatone Tactical Brand Products

        During 1997, SHH introduced mini-canal configurations in all of its major lines. In October 1997, the SHH sales force and marketing functions were integrated into ReSound's existing U.S. organization.

        Viennatone designs, manufactures and distributes linear and nonproprietary compression circuit-based hearing devices for moderate and moderate to severe hearing losses. During 1997, two new BTE products, the 130K and 130DUO, were added to the successful 130 series. In October 1997, the Contact Star, a high power bone conduction hearing device configured as an eye glass aid, and the Silent Star, a Tinnitus product, were announced at the German Congress. The Contact Star will replace two existing products. The Silent Star is designed as a therapeutic noise generator for Tinnitus therapy.

        Products in Progress

        In 1996, ReSound formed a strategic alliance with AudioLogic, Inc., and GN Danavox A/S to design and develop a new generation of digital signal processing ("DSP") platform. ReSound is developing advanced DSP integrated circuits which are expected to contain full software flexibility and enhance ReSound's leading-edge sound processing technology. Through the development of software, ReSound expects to have the ability to dramatically increase the number and implementation speed of new sound processing functions a DSP device can perform. It is anticipated that these features will include advanced algorithms for multiband compression, feedback cancellation, automatic noise reduction and zoom technology and other speech enhancements. The implementation of the zoom function draws on Viennatone's patented multi-microphone technology.

        In 1997, ReSound formed an alliance with the Land Mobile Products Sector of Motorola to design and develop leading-edge products for persons with hearing impairment and communications markets. Both ReSound and Motorola are contributing existing technology and are jointly developing new technology that is anticipated to result in products for key Motorola markets and other communication markets, as well as create a new generation of products for the hearing health care markets which are served by ReSound.

        ReSound expects to introduce a small, low-cost, inconspicuous hearing enhancement device that is anticipated to expand the available market for hearing health care products. This new product will target the large, and primarily untapped, mild-to-moderately impaired segment of the market and should be available to consumers at attractive prices. It is expected that this device will provide better sound quality than most other products currently available for this target group.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties involved in the development and marketing of new products.

MANUFACTURING

        The Company manufactures its hearing devices according to specifications received from the hearing care professionals. In the case of an ITE, ITC or CIC device, after receiving an impression of the patient's ear canal and the programming requirements of the device, the Company manufactures the custom earmold shell and assembles the electronic circuitry of the device. In the case of a BTE device, the Company assembles the electronic circuitry into a case the Company produces or purchases.

        ReSound's manufacturing operations consist of coordination of integrated circuit production, assembly and testing of electronic subsystems, fabrication of custom earmolds, integration of the electronic components into the device shell, and final testing of the complete system. Electronic assembly operations include the attachment of three integrated circuits onto a printed circuit board along with other components by an outside vendor. A microphone and speaker are wired and attached to this circuit board which is then attached to a faceplate and tested. The faceplates are stored in inventory until, in the case of an ITE, ITC or CIC, an impression of the patient's ear canal and audiological information are received from a hearing device dispenser. The Company then produces the custom ITE, ITC or CIC shell and assembles the product. In the case of a BTE device, the Company purchases a standard case from a supplier, or makes use of a Viennatone case, and assembles the electronic circuitry into the case. The Company subcontracts manufacture of its proprietary P3 system and remote control used with its hearing devices. The Company's primary manufacturing facilities are in Redwood City, California; Eagan, Minnesota; Cork, Ireland; Munster, Germany; Grafenschachen, Austria; and Vienna, Austria. In addition, small custom hearing device laboratories are located within the Company's subsidiaries in the United Kingdom, France, Australia and Sweden.

        The Company subcontracts for the manufacture of the P3 system from a single supplier. The P3 System is purchased under a supply contract, while other components are purchased pursuant to purchase orders on an as-needed basis. With the acquisition of Sonar Design & Hortechnik GmbH in January 1994, the Company established an ITE manufacturing capability in Germany. See also "Sales and Marketing."

        Viennatone manufactures its hearing devices in Vienna and Grafenschachen, Austria. SHH manufactures its custom hearing devices in Eagan, Minnesota. Viennatone and SHH manufacture the custom hearing instruments in accordance with specifications received from the respective hearing care professional. In the case of an ITE device, after receiving an impression of the patient's ear canal and the programming requirements of the device, the custom earmold shell is manufactured and the electronic circuitry of the device is assembled. In the case of a BTE device, a standard case is manufactured and the electronic circuitry is assembled into the device. Viennatone and SHH manufacturing operations consist of coordination of integrated circuit production, assembly and testing of electronic subsystems, fabrication of custom earmolds, integration of the electronic components into the device shell and final testing of the complete system.

        In the United States, the Company is subject to inspection on a routine basis by both the United States Food and Drug Administration ("FDA") and the states of California and Minnesota to ensure compliance with the FDA's Good Manufacturing Practice ("GMP") regulations and comparable state regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Manufacturing sites outside of the United States which are supplying the U.S. market are also subject to compliance with the FDA's GMP regulations and inspections. Viennatone's, ReSound Deutschland's and ReSound Redwood City, U.S.' ISO 9001 and Cork, Ireland's ISO 9002 certifications will require periodic audits by a registrar to maintain the certification. See also "Government Regulation."

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

        ReSound allows its hearing devices sold in the U.S. and Canada to be returned without charge for a period of 90 days after delivery to the dispenser. In Europe and Asia, the Company sells primarily to chains of hearing device dispensers, and all returns from the end user are the responsibility of these chains. In addition, in the U.S. and Canada, ReSound currently offers warranties of one to two years to the end user on the electronic components of its hearing devices and a 12-month warranty against defects in the manufacture of the custom shell. The Company offers a 12-month warranty to the dispenser on the P3 System in the U.S. Internationally, the Company offers a 12-month warranty to the distributor on the components of its hearing devices. In Austria, the retail business is characterized by an average trial period of up to 60 days. Austrian dealers typically offer a 12-month warranty commencing on the date of invoice. However, Viennatone does not typically issue an invoice for a hearing device until the patient has accepted the device.

        The Company believes that its product returns are primarily the result of the advanced sound processing of its products, which provides greater amplification than other products and therefore requires a more precise fit of the hearing device in order to reduce feedback. Other factors include the relatively high price of the Company's products and the challenge of appropriately training some of its dispensers, particularly in the area of device programming. In addition, many repairs have been required on the Company's ITE and ITC hearing devices due to blockage of the speaker by accumulated ear wax. The natural production of ear wax in the ear canal can clog hearing devices periodically. The Company has also experienced a high rate of repair and remake requests related to imperfect fitting of the ITE and ITC shell. The Company is attempting to reduce these occurrences by continuing to improve fitting procedures, by improving the software used in its fitting systems, by teaching hearing care professionals more effective techniques for screening patients, and by offering a standard trial unit that hearing care professionals may utilize to demonstrate the ReSound technology to the patient.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of warranty claims on the Company's business.

SALES AND MARKETING

        In the United States and Canada, hearing devices typically have been sold by hearing device dispensers and audiologists. There are approximately 6,000 dispensers of hearing devices and approximately 5,000 dispensing audiologists in the United States. ReSound's products are positioned primarily as premium-priced, premium-performance devices. Because the Company's programmable product lines are more technically advanced than many competitors' conventional hearing products, the Company has targeted audiologists and qualified hearing device specialists to distribute its products. The Company's sales staff, consisting of twenty people, six of whom are audiologists, supports over 2,400 authorized dispensers in the United States, the majority of whom are audiologists. In addition, retail chains and buying groups are becoming an increasingly important factor in the distribution of hearing devices in the United States for the industry, including ReSound. The Company believes that it is well positioned to meet these changes in the United States distribution structure.

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

        ReSound employs several distribution channels to market and sell its products internationally. The Company is a party to an exclusive distribution agreement covering the Japanese market that expires in December 2002 with Hoya Medical Corporation, a large Japanese company with substantial experience in the contact and intraocular lens markets, including retail outlets. During 1992, the Company expanded distribution of its products into Germany, Belgium and Spain by entering into non-exclusive distributor arrangements with leading retailers of hearing devices in those countries. During 1993, an exclusive distributor arrangement with France's leading hearing device retail chain was converted into a non-exclusive distributor arrangement. In 1992, ReSound established a German subsidiary, ReSound GmbH Hortechnologie ("ReSound GmbH"), for marketing and distribution of its current and future products, primarily in Germany, Austria and

Switzerland. In 1994, this subsidiary, located in Munich, became the Company's European headquarters. ReSound GmbH has captured a significant share of Germany's BTE hearing device market. On January 1, 1994, ReSound completed the acquisition of all of the outstanding ownership interest in Sonar Design & Hortechnik GmbH located in Munster, Germany. This entity was renamed ReSound Deutschland in 1996. Coupling ReSound Deutschland's significant ITE market share and expertise in ITE design and manufacturing with ReSound's BTE devices has given ReSound a complete line of high technology hearing devices in Germany. Through this subsidiary, ReSound sells, services and manufactures custom hearing devices for the German market.

        In 1993, ReSound established a Dutch subsidiary, ReSound B.V., for distribution of the Company's products in the Netherlands. In 1994, ReSound established ReSound Asia Limited ("RSND Limited"), a British Virgin Islands company which is a joint venture with a large Hong Kong group with diversified business interests. Headquartered in Hong Kong, RSND Limited sells ReSound products in Hong Kong through a Hong Kong based subsidiary. Viennatone sells to distributors in numerous countries, to a majority-owned retail chain of stores in Austria and to subsidiaries in the United Kingdom, France and Germany. In 1995, ReSound established subsidiaries in Australia and Sweden. Sales of the Company's products to Taiwan, Singapore and the People's Republic of China are currently made through the Australian subsidiary. The Company also has branch operations in Canada and New Zealand, and has converted its branch operation in Switzerland into a subsidiary, ReSound Autac GmbH, in connection with its January 1998 acquisition of its Swiss distributor. International sales accounted for 49% of the Company's total sales in 1997. See Note 12 of "Notes to the Consolidated Financial Statements."

THIRD-PARTY REIMBURSEMENT

        In the United States, third-party reimbursement generally is not available for the purchase of hearing devices. As a result, the price of a hearing device may be a key factor in the patient's decision to purchase such a device. In international markets, reimbursement is generally provided and reimbursement levels vary. The level of reimbursement decreased substantially in Austria in 1996 and in Germany in 1997, and as a result, revenues were negatively affected in those markets.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties with respect to future changes in government reimbursement levels.

GOVERNMENT REGULATION

        The development, production and marketing of the Company's current products and products planned for future introduction are subject to regulation by numerous governmental authorities in the United States, including the FDA, the California Department of Health Services and the state of Minnesota, and in other countries. In the United States, all medical device products are subject to rigorous FDA review. Hearing aids are classified by the FDA as Class I medical devices with a restricted status.

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

        Historically, in order to obtain FDA permission to market a new medical device, the Company had to submit proof of substantial equivalence in a 510(k) pre-market notification submission or proof of safety and efficacy in a Pre-Market Approval Application ("PMAA"). In many cases, such proof entailed extensive clinical tests. The testing, preparation of necessary applications and processing of those applications by the FDA were typically expensive, time-consuming and of uncertain outcome. In November 1997, President Clinton signed into law the "Food and Drug Administration Modernization Act of 1997," a three-year effort which amends provisions of the FDC Act relating to every product under the FDA's authority. As a result, as of February 19, 1998, all air-conduction hearing aids became exempt from this substantial equivalence process.

        Clinical testing of devices under development requires compliance with federal and state regulations involving Investigational Device Exemptions ("IDE"). These regulations govern many important aspects of the clinical investigation of medical products, including obtaining informed consent from clinical subjects, securing the approval of an Institutional Review Board for the intended clinical protocol and maintaining required documentation relating to the conduct of the investigational study. The FDA, at its discretion, may also require additional post-marketing surveillance to monitor the performance of products in the market. Marketing permission may be withdrawn if compliance with regulatory requirements is not maintained or if significant problems occur following initial marketing.

        The Company also must register annually as a medical device manufacturer with the FDA and be licensed by the Food and Drug Branch of the California Department of Health Services and the state of Minnesota. The Company is subject to inspection on a routine basis by both the FDA and the states of California and Minnesota for compliance with the FDA's new Quality System Regulation ("QSR"), effective July 1997; and medical device reporting ("MDR") regulations and equivalent state regulations. These regulations impose certain procedural and documentation requirements on the Company with respect to design, manufacturing, labeling, advertising, safety and quality assurance activities.

        The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses as well as products that violate design, safety and performance claims and the other requirements mentioned above.

        The new QSRs and more stringent European ISO regulations will likely increase the Company's cost of regulatory compliance. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

        Sales of medical device products outside the United States are subject to international regulatory requirements that vary widely from country to country. The time required to obtain approvals required by other countries may be significantly longer or shorter than that required for typical FDA approval. International distribution, importation and manufacturing licensing may differ substantially from even the new harmonized FDA regulations. Some countries have historically required extensive product performance data, clinical evaluations and physical device samples above and beyond the baseline FDA submission requirements. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product approvals and sales in certain countries than in other countries. In 1995, the European Union adopted the Medical Device Directive mandating the CE Mark for all medical devices to be sold within the Union. The Company has obtained the required certifications of quality and regulatory systems and is now applying the CE Marking on its products within Europe. Viennatone, ReSound Deutschland and the Redwood City, California facility have obtained and are maintaining the ISO 9001 and EN 46001 quality system certifications. ReSound Ireland has achieved and is maintaining ISO 9002 certification. Individual country requirements regarding third party reimbursements, advertising, professional training, language of labeling materials and other areas continue to apply and may make certain markets more difficult to penetrate. Compliance with proposed revisions to the European Medical Device Directive for electromagnetic compatibility, device hazard and risk assessments and digital cellular telephone interference immunity may result in significant regulatory compliance costs for the Company in the future and may have a material adverse effect upon the Company's business, financial condition and results of operations.

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties with respect to government regulation.

RESEARCH AND DEVELOPMENT

        ReSound's research and development staff consisted of 74 people at December 31, 1997. Its responsibilities include integrated circuit development, software development, mechanical and electroacoustic engineering, clinical research, FDA-related regulatory affairs, long-term product development, and development and maintenance of ReSound's intellectual property. The Company also retains consultants with special expertise to augment internal product development.

        ReSound's research and development is primarily focused on the development of a new generation of hearing health care products based on digital signal processing technology (DSP), on the development of the fitting systems required for this new generation of devices, on the development of new products to address the needs of different segments of the hearing health care market, on proprietary technology for hearing health care and human communications products in conjunction with its alliance with Motorola, and on the enhancement of its current hearing device products.

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

        With the acquisition of SHH, the Company obtained a large portfolio of patents and intellectual property for programmable devices. SHH also provides ReSound with technology related to materials, electronic packaging, manufacturing engineering of custom shells and analog signal processing.

        Certain programmable and DSP patents obtained from the SHH acquisition were made available to the industry through a partnership formed in 1996 comprised of eight hearing device manufacturers, including ReSound, at December 31, 1997. In consideration, ReSound received cash payments from the partnership members valued at $10.9 million (net) as of December 31, 1997. Any further amounts paid to the partnership will be divided equally among the partners and recognized as license revenue.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties involved in new product development.

COMPETITION

        The hearing device industry is intensely competitive. Many of the Company's competitors, including Siemens, Oticon, Phonak, Philips, Starkey Laboratories, Bausch & Lomb, Beltone Electronics, Widex and GN Danavox A/S may have substantially greater financial, manufacturing, marketing or technical resources than those of the Company. In addition, the Company is aware that several of its competitors have advanced programs for the development of technologically advanced hearing devices. Oticon and Widex have had DSP hearing devices in the market since 1996. A number of other companies announced and launched their DSP products in late 1997, the most notable of which is Siemens, which introduced a complete line of DSP products. Philips has also announced DSP products. The Company, through its joint venture with AudioLogic, Inc., and GN Danavox A/S is developing a new generation of DSP integrated circuit and software. There can, however, be no assurance that the Company's competitors will not develop products that may be more effective in treating hearing loss than the Company's products, or that the Company's technologies and products may not be rendered obsolete or uncompetitive by such developments. Principal competitive factors in the market for the Company's existing BTE, ITE, ITC and CIC hearing device products include price, product quality and reliability, technical support and service, marketing and distribution channels.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties with respect to competition.

PATENTS, TRADE SECRETS AND LICENSES

        The Company's policy is to protect its proprietary position by, among other methods, filing United States and international patent applications to protect technology, inventions and improvements that are important to the development of its business and, in this regard, the Company owns and has filed applications for a number of patents and patent applications in the United States and elsewhere in the world. While the Company believes that its patents and applications have value, it also believes that its competitive position depends on its ability to develop new technology and to establish successful relationships with strategic partners and outside suppliers.

        The Company typically requires its employees, consultants and advisors to execute a confidentiality agreement upon the commencement of an employment, consulting or advisory relationship with the Company.

        Certain patents used, or of potential use, by the Company in its business are licensed from third parties. Most of these licenses are fully paid. In addition, the Company has entered into agreements to license certain of its own patents to third parties under various compensation arrangements.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Operating Results" for a discussion of the protection afforded by the Company's patents and other intellectual property, patent infringement litigation, and other risks and uncertainties in connection with the Company's intellectual property.

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

EMPLOYEES

        As of December 31, 1997, the Company had 974 employees, including 74 in research and development, 595 in manufacturing, 180 in sales and marketing, and 125 in administration. The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Viennatone's employees are compulsorily covered by a collective bargaining agreement with respect to the electronics industry and are compulsorily members of the Austrian Chamber of Workers. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes its relationship with its employees is good.

ADVISORY BOARDS

        The Company has a Scientific Advisory Board and a Medical Advisory Board comprised of leading scientists and physicians in the acoustic, auditory and electrical engineering fields. Both Boards meet and consult with the Company's management and technical staff on an as-needed basis. Some members of the Boards may also receive compensation for consulting or clinical work performed for the Company under consulting contracts. The aggregate compensation paid by the Company under these consulting arrangements was approximately $5,000 during fiscal 1997, excluding amounts paid to Dr. Richard Goode and Dr. Rodney Perkins who are also members of the

Company's Board of Directors. See "Compensation of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders for information on amounts paid to Dr. Goode and Dr. Perkins for consulting services and services as members of the Company's Board of Directors.

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

        The current members of the Medical Advisory Board are:

        Derald E. Brackmann, M.D., senior otologic surgeon at the House Ear Institute in Los Angeles. Dr. Brackmann is past President of the Academy of Otolaryngology-Head and Neck Surgery and past President of the American Neurotologic Society. He has published extensively on clinical topics in otologic surgery (ear surgery). Dr. Brackmann is Clinical Professor of Otolaryngology at the University of Southern California School of Medicine. Dr. Brackmann holds an M.D. from the University of Illinois School of Medicine.

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

        Bruce J. Gantz, M.D., Professor of Otolaryngology-Head and Neck Surgery at the University of Iowa College of Medicine. Dr. Gantz has received extensive funding from the National Institutes of Health for research on advanced hearing devices and cochlear implants. Dr. Gantz holds an M.D. from the University of Iowa.

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

        Richard L. Goode, M.D. and Rodney Perkins, M.D., members of the Board of Directors, also serve on the Medical Advisory Board.

ITEM 2.  DESCRIPTION OF PROPERTIES

        The Company leases 45,553 square feet of office, research and development and manufacturing space in Redwood City, California under a non-cancelable operating lease and sublease through June 2000. Additionally, the Company leases 6,575 square feet in Redwood City under a lease which expires in December 2000. Sonar Hearing Health Corporation, in Eagan, Minnesota, leases 37,000 square feet under a noncancelable operating lease which expires in December 2001. The Company's German subsidiary, ReSound GmbH Hortechnologie, leases approximately 3,000 square feet of space in Munich; and the Company's Dutch subsidiary, ReSound B.V., leases approximately 2,500 square feet of space in Oosterhout. ReSound Deutschland leases approximately 12,000 square feet in Munster, Germany. ReSound Ireland Limited leases a total of approximately 15,200 square feet in Cork, Ireland. Viennatone's leased headquarters building, located in Vienna, Austria, consists of approximately 32,500 square feet. Viennatone also has a leased manufacturing facility in Grafenschachen, Austria, which consists of approximately 8,200 square feet. Viennatone operates 17 leased retail stores which total approximately 16,000 square feet. Viennatone owns two additional retail locations in Vienna which total approximately 1,600 square feet. Subsidiaries of the Company operating in France, Germany, the United Kingdom and Australia, in total lease approximately 13,000 square feet of building space. The Company expects that it may require additional space in the future and that such space will be available on acceptable terms if required.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol RSND. The prices per share reflected in the table below represent the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.

FISCAL 1996                                         HIGH                LOW
-----------                                         ----                ---
First Quarter ended March 31, 1996                 12 1/2               6 7/8
Second Quarter ended June 30, 1996                 13 1/2              10 1/4
Third Quarter ended September 30, 1996             12 5/8               7 1/4
Fourth Quarter ended December 31, 1996              9 1/2               6 7/8

FISCAL 1997                                         HIGH                LOW
-----------                                         ----                ---
First Quarter ended March 31, 1997                  8 3/8               5 7/8
Second Quarter ended June 30, 1997                  7 3/4               3 3/4
Third Quarter ended September 30, 1997              6                   4 3/8
Fourth Quarter ended December 31, 1997              6 15/16             5 1/8

        The Company had approximately 8,413 shareholders as of December 31, 1997, including beneficial owners included in securities position listings as described in Rule 17Ad-8.

The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future.

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              YEARS ENDED DECEMBER 31
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     1997              1996(2)            1995          1994(3)            1993
                                                  ---------           ---------        ---------        ---------        ---------
 CONSOLIDATED STATEMENTS OF OPERATIONS DATA
    Net sales                                     $ 130,463           $ 125,646        $ 107,330        $  62,253        $  35,686
    Cost of sales                                    62,592(1)           57,241           53,626           26,461           15,025
                                                  ---------           ---------        ---------        ---------        ---------
          Gross profit                               67,871              68,405           53,704           35,792           20,661
    Operating expenses:
        Research and development                     16,883(1)           14,898           11,181            8,862            5,179
        Selling, general and administrative          54,189(1)           50,899           45,606           21,403           10,872
        Restructuring                                12,561(1)             --               --               --               --
                                                  ---------           ---------        ---------        ---------        ---------
          Total operating expenses                   83,633              65,797           56,787           30,265           16,051
                                                  ---------           ---------        ---------        ---------        ---------
     Income (loss) from operations                  (15,762)              2,608           (3,083)           5,527            4,610
     Interest income (expense), net                  (1,222)             (1,819)          (1,860)             553              748
     Other income (expense), net                       (578)               (359)            (368)             496             --
     Provision for litigation and related costs        --                  --               --            (19,230)            --
                                                  ---------           ---------        ---------        ---------        ---------
     Income (loss) before income taxes              (17,562)                430           (5,311)         (12,654)           5,358
     Provision for income taxes                         876               1,397              591            1,635              536
                                                  ---------           ---------        ---------        ---------        ---------

   Net income (loss)                              $ (18,438)(1)       $    (967)       $  (5,902)       $ (14,289)       $   4,822
                                                  =========           =========        =========        =========        =========

    Net income (loss) applicable to common
      shareholders                                $ (18,676)          $  (1,192)       $  (5,902)       $ (14,289)       $   4,822
                                                  =========           =========        =========        =========        =========

    Basic net income (loss) per
      common share(4)                             $   (0.96)          $   (0.07)       $   (0.38)       $   (0.95)       $    0.33
                                                  =========           =========        =========        =========        =========

    Diluted net income (loss) per
      common share (4)                            $   (0.96)          $   (0.07)       $   (0.38)       $   (0.95)       $    0.28
                                                  =========           =========        =========        =========        =========

    Shares used in net income (loss)
      per share calculation
      Basic                                          19,518              17,591           15,439           15,089           14,826
                                                  =========           =========        =========        =========        =========

      Diluted                                        19,518              17,591           15,439           15,089           17,406
                                                  =========           =========        =========        =========        =========


                                                                                   AS OF DECEMBER 31
                                                                                   -----------------
                                                                                    (IN THOUSANDS)
 CONSOLIDATED BALANCE SHEET DATA
                                                      1997                1996             1995             1994            1993
                                                   ---------           ---------        ---------        ---------       ---------

Working capital                                    $  19,883           $  25,957        $   9,324        $   5,995       $  29,248
   Total assets                                       89,775             114,752           83,370           95,116          40,846
   Long-term obligations, net of
      current portion                                 18,512              26,565           30,729           23,146            --
   Accumulated deficit                               (57,878)            (39,202)         (38,010)         (32,108)        (17,819)
   Shareholders' equity                               37,019              57,596           18,221           21,169          32,793

(1) Includes special charges of $18 million as follows: cost of sales - $3.1 million; selling, general and administrative - $2.2 million; research & development - $0.1 million; restructuring - $12.6 million, of which $10.3 million is the result of write-down of goodwill.

(2) Includes the operating results of Sonar Hearing Health Corporation, established from the purchase of certain assets of the hearing health business activity of 3M in June 1996. See Note 2 of Notes to Consolidated Financial Statements.

(3) Includes the operating results of Sonar Design & Hortechnik GmbH and Viennatone AG from their purchase dates of January and December 1994, respectively. See Note 2 of Notes to Consolidated Financial Statements.

(4) Per share amounts for all periods have been restated to reflect the requirements of SFAS No. 128. See Note 1 of Notes to Consolidated Financial Statements.

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

For the three months ended:   Mar. 31         Jun. 30         Sep. 30          Dec. 31
                              -------         -------         -------          -------
                                     (In thousands, except per share data)
1997
----
Sales                         $ 32,211        $ 32,230        $ 31,934        $ 34,088
Gross profit                    17,100          17,499          15,710          17,562
Net loss                          (894)         (1,499)        (13,295)         (2,750)

Loss per share
basic and diluted                 (.05)            (.08)           (.69)           (.14)


1996
----
Sales                         $ 27,264        $ 29,720        $ 33,821        $ 34,841
Gross profit                    14,708          17,232          18,457          18,008
Net income (loss)                  118           1,092           1,141          (3,318)

Income (loss) per share
basic and diluted                  .01             .06             .06            (.21)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company was primarily engaged in research and development from its inception in February 1984 through December 1989, when it commenced shipments of its first In-the-Ear ("ITE") hearing devices and its Digital Hearing System ("DHS"), a hearing testing and programming system. Through December 31, 1997, the Company has sold over 890,000 hearing devices worldwide including over 267,000 in 1997, to more than 6,300 audiologists and hearing device dispensers. In general, the Company's net sales have increased primarily from higher volumes of product shipments and a broader product line (due to both internal growth and acquisitions) rather than from increases in product prices. Increases in the number of audiologists and hearing device dispensers selling the Company's hearing instruments have contributed to the higher volume of shipments.

        In the last several years, the Company has established significant operations outside the United States. In 1994, the Company significantly expanded its business by acquiring two existing hearing health care companies in Europe, establishing a manufacturing facility in Ireland and entering into an Asian distribution joint venture. In 1995, the Company formed wholly owned subsidiaries in Australia and Sweden. The Company currently derives 49% of its revenues outside the United States.

ACQUISITIONS AND STRATEGIC ALLIANCES

        In 1994, the Company completed two acquisitions. On January 1, 1994, the Company acquired all the outstanding ownership interests in Sonar Design & Hortechnik GmbH for approximately $3.5 million and 100,000 shares of ReSound Common Stock. In 1996, this company was renamed ReSound Deutschland. ReSound Deutschland, located in Munster, Germany, is a manufacturer and distributor of both Sonar branded and ReSound branded hearing devices.

        On August 9, 1994, the Company entered into a joint venture agreement establishing ReSound Asia Limited ("RSND Limited") with a large Hong Kong group with diversified business interests. RSND Limited sells ReSound products in Hong Kong through a Hong Kong based subsidiary. ReSound holds a 50% equity position in the joint venture and provides technical and clinical expertise to the joint venture.

        On December 9, 1994, a newly formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG, an Austrian company, for approximately $27.7 million, and the Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owns an 80% interest in its Austrian distribution company, Viennatone BVG). Viennatone, based in Vienna, Austria, designs, manufactures and distributes BTE, ITE and other hearing devices and components worldwide. The acquisition of Viennatone provided the Company with Viennatone's electroacoustic and electromechanical technologies; expanded distribution of ReSound products through Viennatone's established subsidiaries in the United Kingdom, France, and Germany, as well as a retail chain in Austria consisting of 19 stores; and access to high quality hearing device cases and components. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash. In 1997, the Company sold Viennatone's mechanical switch business for $1.5 million at the closing and potential future royalty income of up to a further $1.5 million.

        In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company ("3M") for $25.4 million and established a subsidiary in the United States, Sonar Hearing Health Corporation ("SHH"), to manage this activity on an ongoing basis. International distribution of former 3M products is undertaken through the Company's international subsidiaries. To finance this purchase and provide working capital, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million and $16.6 million for the six months ended June 30, 1996, and for the year ended December 31, 1995, respectively. The total purchase price of $25.4 million included a cash payment of $24.9 million and $500,000 for related acquisition expenses. Together with patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were separately acquired in July 1996 in connection with the above acquisition. These patents were contributed to a partnership comprised of eight hearing device manufacturers, including ReSound, at December 31, 1997. In consideration, ReSound received cash payments from the partnership members of $10.9 million (net) as of December 31, 1997. Any future amounts paid to the partnership will be divided equally among the partners. Cash receipts from the sale of partnership interests has lowered the net purchase price of the hearing health business activity of 3M to $14.5 million at December 31, 1997. In October 1997, the SHH sales force and marketing functions were integrated into ReSound's existing U.S. organization. The newly integrated sales force has actively encouraged the SHH customer base to convert to dispensing ReSound devices.
The SHH manufacturing facility will serve as a regional manufacturing site supplying both the Sonar and ReSound devices. In Europe, SHH has been integrated into ReSound's existing distribution structure.

SALES

        The Company recognizes revenue upon shipment of products. Net sales consist of gross sales less discounts and allowances for estimated returns. In general, the Company has a 90-day return policy for sales in the United States. The Company believes that the hearing device industry in the U.S. is characterized by a relatively high rate of returns due to a number of factors, including liberal consumer trial periods required by law in many states. However, the Company's return rates in the U.S. are within the range it believes are experienced by other programmable hearing device manufacturers. In 1997, 1996 and 1995, the provision for estimated sales returns in the U.S., expressed as a percentage of domestic sales, has been 26%, 27% and 28%, respectively. Because of the need to provide a return policy competitive with industry practice in the U.S. and because of the importance of the initial fitting process, the Company expects sales returns will continue at a relatively high rate. In Europe and Asia, returns are not material due in part to the much higher proportion of standard BTE sales versus custom product sales than in the U.S. along with regional retail chain and dispenser practices.

COSTS AND EXPENSES

        Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and costs and accruals associated with warranty repairs and product remakes. In 1997, cost of sales as a percentage of net sales increased to 48% from 46% in 1996 primarily due to the inclusion of special charges of $3.1 million relating to a comprehensive program to streamline operations and control costs as further described below.

        The Company provides for estimated warranty cost at the time of sale and adjusts these estimates based on subsequent experience. The period over which warranty claims may be made in the U.S. is one to two years for electronic components and 12 months for the custom shell used for ITE, ITC and CIC devices. In 1997, 1996 and 1995, the approximate provisions for estimated warranty cost (and as a percentage of net sales domestically) were $5.1 million (7.7%), $4.4 million (7.6%), and $4.2 million (10.7%), respectively. The period over which warranty claims may be made in Europe and Asia is 12 months, and the amount of these claims has been of lesser significance. The Company experiences a high rate of warranty claims related to damage and blockage of the speaker caused by moisture and accumulated ear wax. The Company expects such claims to continue to be significant and expects warranty costs for the current hearing device product line to continue to represent a significant component of cost of sales.

        In the second half of 1997, the Company recorded special charges of $18.0 million associated with the Company's strategic restructuring program. This program is designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

        The special charges provided for costs associated with employee termination benefits for approximately 100 employees from varying subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M; the incremental impairments in the carrying value of certain product inventories; and losses on supplier commitments arising directly from the decision to exit product lines, as follows (in thousands):

Employee termination benefits and lease termination costs                      $  2,254
Write-down of SHH goodwill                                                       10,307
Write-down of inventories to net realizable value and losses on supplier
  commitments                                                                     3,093
Write-down of capital assets to fair value                                          756
Other exit costs                                                                  1,566
                                                                                -------
                                                                                $17,976
                                                                                =======

        The 1997 increase in selling, general and administrative expenses was primarily due to $2.2 million of special charges, as described above. The 1996 increase in selling, general and administrative expenses was primarily the result of the acquisition of certain assets of the hearing health business activity of 3M.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales:

                                                YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                            1997          1996        1995
                                            ----          ----        ----
Net sales                                    100%         100%         100%
Cost of sales                                 48           46           50
                                            ----         ----         ----
        Gross profit                          52           54           50
Operating expenses:
  Research and development                    13           12           10
  Restructuring                               10           --           --
  Selling, general and administrative         41           41           43
                                            ----         ----         ----
        Total operating expenses              64           53           53
                                            ----         ----         ----
Income (loss) from operations                (12)           1           (3)
Interest income (expense), net                (1)          (1)          (2)
Other income (expense), net                   --           --           --
                                            ----         ----         ----
Income (loss) before income taxes            (13)          --           (5)
Provision for income taxes                     1            1            1
                                            ----         ----         ----
Net loss                                     (14)%         (1)%         (6)%
                                            ====         ====         ====

        Years Ended December 31, 1997 and 1996

        Net sales increased by 3.8% to $130.5 million in 1997 compared to $125.6 million in 1996 due to new product introductions, continued strong sales of the Encore product line, the inclusion of sales relating to products acquired from 3M Hearing Health for a full year, and the increased sales of the Company's ITE and ITC hearing devices. These increases were partially offset by intensified competition in the programmable segment of the hearing device market from digital signal processing product offerings, pricing pressures from competitors' analog products, a product mix shift to more moderately priced models, and decreased international sales. Further, the Viennatone subsidiary experienced increased competition and pricing pressures which resulted in an increase in price and unit volume erosion during 1997. The total number of audiologists and hearing device retailers increased in the U.S. from 2,220 at the end of 1996 to 2,400 at the end of 1997. The number of acousticians and hearing device dispensers selling the Company's products internationally was 3,715 at the end of 1997. International sales for the twelve months ended December 31, 1997 were 10% lower in comparison with last year due primarily to the adverse impact of foreign currency exchange fluctuations. At constant foreign exchange rates, international sales increased approximately 2%. International sales as a percentage of net sales in 1997 and 1996 were 49% and 56%, respectively. International sales were unfavorably impacted by increased competition (as discussed above), slowing market conditions in key European countries due in part to sluggish economies, and negative changes in governmental reimbursement programs. Additionally, during the fourth quarter of 1997, the German hearing device market was negatively impacted by adverse publicity surrounding hearing device dispensers and ear, nose and throat doctors regarding the distribution of hearing devices. Sales of the Company's products in the German market were correspondingly negatively impacted.

        Cost of sales increased to $62.6 million in 1997 from $57.2 million in 1996. Gross profit decreased to $67.9 million in 1997 from $68.4 million in 1996, and as a percentage of net sales decreased to 52% in 1997 from 54% in 1996. The year-to-year decrease in gross profit was largely attributable to the $3.1 million special charge for discontinued product lines, as part of a comprehensive program to streamline operations. Additionally, average unit sales prices have declined due to increasing competition and product mix sales shifts, particularly in the U.S., from the higher priced Premium Series product line to the more moderately priced Encore Series product line. This impact has been largely offset by reductions in the cost of goods sold.

        Research and development expenses increased by 13% to $16.9 million (13% of net sales) for 1997 from $14.9 million (12% of net sales) for 1996. The Company increased spending during the twelve months ended December 31, 1997 relative to the prior year for the continued development of new products being introduced throughout 1997 and for products planned for future years. In April 1997, the Company introduced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamics technology into a BTE and a CIC hearing device. In addition, expenses were incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic, Inc., and GN Danavox A/S which was announced in April 1996 and finalized on September 30, 1996. Expenses were also incurred for the development of proprietary technology relating to potential communications products and hearing devices in conjunction with an alliance with Motorola. Such expenses were partially offset by $2.0 million of payments received from Motorola.

        Restructuring charges of $12.6 million in 1997 resulted from the write-down of goodwill associated with the acquired hearing health business activity of 3M ($10.3 million), lease termination costs and employee termination benefits relative to work force reductions.

        Selling, general and administrative expenses increased by 6% to $54.2 million (41% of net sales) in 1997 from $50.9 million (41% of net sales) in 1996. This year-to-year increase in expenditures resulted mainly from the inclusion of a full year of SHH expenses, and special charges of $2.2 million relating to a strategic program to streamline operations and control costs.

        The Company expects expenses generally to continue at comparable levels, excluding the special charges, but to fluctuate as a percentage of sales. As discussed above, the Company is undertaking programs to increase operational efficiency and effectiveness in order to reduce expenses, but no assurance can be given that reductions will be obtained, especially when measured on a percentage of sales basis which may vary substantially on a quarter-to-quarter basis.

        Interest income was $269,000 in 1997, compared to $184,000 in 1996. This year-to-year increase is primarily due to an increase in the average cash and short-term investment balances resulting from the increase in cash collections of accounts receivable and the reduction of inventory kept on hand.

        Interest expense was $1.5 million in 1997, compared to $2.0 million in 1996. This decrease is primarily due to the Company paying down debt in 1997.

        Other expense was $578,000 in 1997 compared to $359,000 in 1996. The year-to-year increase was primarily attributable to realized losses on foreign currency transactions of $984,000 which were partially offset by a $300,000 gain on sale of Viennatone's switch business and a $431,000 reduction in the liability for a minority shareholder's interest in a subsidiary of Viennatone. The 1996 amount consisted primarily of realized losses on foreign currency transactions.

        Income tax provisions were $876,000 in 1997 and $1.4 million in 1996. Income taxes primarily represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany and Holland. At December 31, 1997, the Company had U.S. federal and state net operating loss carryforwards of approximately $36.6 million and $11.6 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2012, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in 1998 through 2002, if not utilized. Each international subsidiary is subject to income taxes in the countries in which it operates. The income of these subsidiaries is not included in the Company's U.S. federal and state income tax returns. The Company had foreign net operating loss carryforwards of approximately $16.9 million at December 31, 1997, which will expire at various dates beginning in 1998 through 2003, if not utilized.

        Years Ended December 31, 1996 and 1995

        Net sales increased by 17% to $125.6 million in 1996 compared to $107.3 million in 1995 due to the introduction of the ITC hearing device, continued strong sales of the Encore Series product line, the inclusion of sales relating to products acquired from 3M Hearing Health for a portion of the year, increased sales of the Company's ITE and BTE hearing devices, and an increase in the number of audiologists (hearing care professionals with advanced degrees), acousticians, and hearing device dispensers selling the Company's products. The total number of audiologists and hearing device retailers increased in the U.S. from 1,392 at the end of 1995 to 2,200 at the end of 1996. The number of acousticians and hearing device dispensers selling the Company's products internationally increased from 2,050 at the end of 1995 to 2,120 at the end of 1996. International sales for the twelve months ended December 31, 1996 were level with the prior year due to unfavorable changes in governmental reimbursement policies in Europe, an increasingly competitive marketplace, and weaker European currencies compared to the U.S. dollar. International sales as a percentage of net sales in 1996 and 1995 were 56% and 65%, respectively.

        Cost of sales increased to $57.2 million in 1996 from $53.6 million in 1995. Gross profit increased to $68.4 million in 1996 from $53.7 million in 1995, and as a percentage of net sales increased to 54% in 1996 from 50% in 1995. The year-to-year increase in gross profit was largely attributable to the $2.8 million in royalty payments and the higher manufacturing costs of approximately $2.3 million incurred in 1995 due to the A&L Technology patent litigation. (See Note 3 of "Notes to the Consolidated Financial Statements.") In addition, the Company has benefited from improved efficiencies at its Ireland manufacturing facility which supplies all ReSound BTE hearing devices and faceplate assemblies worldwide.

        Research and development expenses increased by 33% to $14.9 million (12% of net sales) for 1996 from $11.2 million (10% of net sales) for 1995. The Company increased spending during the twelve months ended December 31, 1996 relative to the prior year for the continued development of new products being introduced throughout 1996 and for products planned for future years. In May 1996, the Company introduced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamics technology into an In-the-Canal hearing device, a ReSound software fitting system, ReSource, based on the industry standard NOAH PC system platform and an improved Behind-the-Ear Power hearing device. In 1996, the Company also upgraded its installed base of Portable Prescriptive Programming fitting systems. In addition, expenses were incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic, Inc., and GN Danavox A/S which was announced in April 1996 and finalized on September 30, 1996.

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

        Interest income was $184,000 in 1996, compared to $326,000 in 1995. This year-to-year decrease was primarily due to a reduction in the average cash and short-term investment balances resulting from cash payments made to settle litigation in the fourth quarter of 1995.

        Interest expense was $2.0 million in 1996, compared to $2.2 million in 1995. This decrease was primarily due to the Company paying down debt in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities

        Net cash provided by operations in 1997 was $13.1 million due primarily to improved asset management. In 1997, accounts receivable decreased, as compared to 1996, by $2.2 million. Inventories decreased, as compared to 1996, by $6.6 million, excluding the impact of reserves for the discontinuance of certain product lines. During 1996, the Company used $1.6 million of cash in operations primarily to fund the Company's net current asset position.

        Investing Activities

        Net cash provided by investing activities in 1997 was $150,000 which resulted primarily from proceeds from the licensing of patent rights of $3.6 million and from the sale of the Viennatone switch activity of $1.5 million offset by additions to property and equipment of $4.5 million. Net cash used in investing activities in 1996 was $27.0 million and resulted primarily from the acquisition of certain assets of the 3M hearing health business activity for $25.4 million, additions to property and equipment of $7.5 million and the purchase of a minority shareholder's interest in a subsidiary of Viennatone for $1.9 million. These amounts were primarily offset by net proceeds from the licensing of patent rights for $7.3 million.

        Financing Activities

        Net cash used in financing activities in 1997 was $1.4 million due primarily to reduction of long-term debt of $2.0 million offset by proceeds from issuance of common stock of $642,000. Net cash provided by financing activities in 1996 was $31.5 million. This amount resulted primarily from the issuance of common and preferred stock for $34.3 million and $5.0 million, respectively. These amounts were offset by reductions of long-term debt and loans payable of $4.2 million and $3.6 million, respectively.

        At December 31, 1997, the Company had available cash and cash equivalents of $19.9 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements through December 31, 1998, the Company may be required to raise additional capital for its currently envisaged long-term needs and in connection with any future acquisitions.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Competition, especially from new digital products, is expected to increase. The Company's ability to grow and achieve profitability will depend upon its ability to develop or otherwise acquire and effectively market competitive DSP and other products. There can be no assurance that the Company can develop and introduce these products in a timely manner, or that these products will be able to compete effectively against current or new competing products. The development or acquisition of new products is always subject to technological risks and uncertainties which could cause termination of the development of the product or termination of or delay in the introduction of the product, or which could significantly decrease the originally anticipated level of customer acceptance of the product. Also, there can be no assurance that a new product can be manufactured on a cost-effective bases, that regulatory approvals, where necessary, can be obtained, or that the expected level of customer acceptance will be met. In addition, announcements of new products may cause hearing care professionals or hearing impaired persons to defer purchases of existing products or return previously purchased products. The Company's failure to introduce competitive products in a timely manner would have a material, adverse impact on the Company's financial condition. See "Business - Competition" for a discussion of the competitive environment.

        During the past year, the Company initiated a major restructuring program. There can be no assurance that the Company will be able to implement this program in a timely manner, consolidate targeted operations successfully, or otherwise achieve the cost reductions and other restructuring benefits anticipated.

        Due to weak economic conditions in certain countries in Europe and elsewhere, including Germany, Austria and France, governments in those countries have reduced and/or are under increasing pressure to reduce the government reimbursement levels available to consumers upon their purchases of hearing devices. Recent reductions in reimbursement levels have had a negative impact on the Company's revenues in the affected markets. Any future reimbursement reductions can also be anticipated to have a negative impact on the Company's revenues. The Company cannot predict whether or the extent to which further reimbursement reductions will be implemented.

        Similarly, it can be expected that the Company's sales results in Europe will continue to be adversely impacted if the appreciation of the U. S. dollar versus European currencies experienced in 1997 continues.

        A much publicized dispute in Germany between ear, nose and throat professionals who prescribe hearing devices and acousticians who dispense them, negatively impacted the overall hearing health care market. Consumer demand for hearing devices in the fourth quarter of 1997 in the German market was down substantially from the fourth quarter of 1996, and sales of the Company's products have correspondingly been unfavorably impacted. The Company cannot predict how long and the extent to which its sales in Germany will continue to be negatively impacted by this dispute.

        The Company is subject to regulations by the FDA and numerous other federal, state, local and international laws and regulations involving, among other matters, the development, production and marketing of its products, safe working conditions, manufacturing practices, and environmental protection. Failure to comply with applicable regulatory statutes and regulations can result in fines, suspensions, delays in marketing or loss of permission to market products, seizures or recalls of products, operating restrictions, injunctions, civil fines and criminal prosecution. Also, new regulatory requirements may significantly increase the costs of compliance with these laws and regulations. See "Business - Government Regulation" for a description of these laws and regulations.

        The Company has been issued or has applied for a substantial number of patents. No assurance can be given that pending patent applications will be approved, that current or future patents will provide or continue to provide competitive advantages for the Company's products, will not be challenged or circumvented, or will afford the same degree of protection for future products as they do for current products. Also, the Company may be contacted by parties claiming that the Company's products infringe such parties' patent or other proprietary rights. The Company may also find it necessary to institute litigation to enforce patents issued to it, to protect trade secrets or know-how owned by it or to determine the scope and validity of the patents or other proprietary rights of others. Resolution of these claims generally involves complex legal and factual questions and is highly uncertain. The cost of prosecuting or defending these suits is high, and adverse determinations could subject the Company to significant liabilities to third parties and require the Company to seek licenses from other parties, prevent the Company from manufacturing and selling its products, and/or require the Company to redesign its products, all of which could have a materially adverse effect on the Company's financial condition. Also, there can be no assurance that confidentiality agreements between the Company and its employees or consultants will not be breached, or that the Company will have adequate remedies for any breach, or that it will otherwise be able to protect its trade secrets. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology. See "Business - Patents, Trade Secrets and Licenses" for a discussion of the Company's patents and other intellectual property.

        During the last year, the Company experienced various changes in its management and technical staff. Competition for employees with technical, management and other skills is intense. The Company's failure to retain the services of key personnel or to attract additional qualified employees could materially and adversely affect the Company's business.

        Certain key components used in the Company's products are currently available only from single or limited sources. The Company's inability to obtain sufficient sole source or limited source components or subassemblies as required, or to develop alternative sources if and as required, would have a material adverse effect on the Company's financial condition.

        Other factors which could impact the Company's revenues and results of operations include a significant reduction in product sales to certain customers, economic downturns in certain markets, and the costs incurred to expand distribution in Europe and Asia. In connection with the Company's international sales, a number of risks are inherent in international transactions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of the Company's products in international markets where the prices of the Company's products are denominated in U.S. dollars or lead to currency exchange losses where the prices of the Company's products are denominated in local currencies. International sales and operations may also be limited or disrupted by the imposition of governmental controls, regulation of medical devices, export license requirements, political instability, trade restrictions, changes in tariffs, and difficulties in staffing and managing international operations.

        The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. All required software modifications and replacements are expected to be completed not later than March, 1999, which is prior to the occurrence of any year 2000 issues. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            PAGE
                                                                            ----

  Report of Ernst & Young LLP, Independent Auditors                          30

  Consolidated Financial Statements:

      Consolidated Balance Sheets                                            31

      Consolidated Statements of Operations                                  32

      Consolidated Statement of Shareholders' Equity                         33

      Consolidated Statements of Cash Flows                                  34

      Notes to Consolidated Financial Statements                             35

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
ReSound Corporation

        We have audited the accompanying consolidated balance sheets of ReSound Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReSound Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                     Ernst & Young LLP


Palo Alto, California
January 23, 1998

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                             1997           1996
                                                                          ---------        ---------
Current assets:
  Cash and cash equivalents                                               $  19,853        $   7,980
  Accounts receivable, net of allowances for estimated
    returns and doubtful accounts of $7,064 and $6,519
    at December 31, 1997 and 1996, respectively                              17,966           20,497
  Inventories                                                                14,183           23,853
  Other current assets                                                        2,125            4,218
                                                                          ---------        ---------
        Total current assets                                                 54,127           56,548

Property and equipment, net                                                  10,838           13,494
Goodwill, net of accumulated amortization
    of $4,547 and $3,379 at December 31, 1997
    and 1996, respectively                                                   20,217           39,811
Other assets                                                                  4,593            4,899
                                                                          ---------        ---------
                                                                          $  89,775        $ 114,752
                                                                          =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                                                              $   1,663        $   1,924
  Accounts payable                                                            8,735            8,478
  Accrued liabilities                                                        19,484           17,976
  Long-term debt, current portion                                             4,362            2,213
                                                                          ---------        ---------
        Total current liabilities                                            34,244           30,591

Long-term liabilities:
  Long-term debt, non-current portion                                        14,274           20,095
  Employee benefits                                                           3,738            5,110
  Other accrued liabilities                                                     500            1,360
                                                                          ---------        ---------
        Total long-term liabilities                                          18,512           26,565

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $0.01 par value, 2,000,000 shares authorized;
    Series B:  0 and 54,055 issued and outstanding at
    December 31, 1997 and 1996, respectively                                   --              5,225
  Common stock, $0.01 par value, 50,000,000 shares authorized;
    20,147,720 and 19,384,000 shares issued and outstanding at
    December 31, 1997 and 1996, respectively                                 96,785           90,680
  Accumulated deficit                                                       (57,878)         (39,202)
  Cumulative translation adjustment                                          (1,888)             893
                                                                          ---------        ---------
        Total shareholders' equity                                           37,019           57,596
                                                                          ---------        ---------
                                                                          $  89,775        $ 114,752
                                                                          =========        =========


                             See accompanying notes.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                    1997             1996             1995
                                                 ---------        ---------        ---------
Net sales                                        $ 130,463        $ 125,646        $ 107,330
Cost of sales                                       62,592           57,241           53,626
                                                 ---------        ---------        ---------
        Gross profit                                67,871           68,405           53,704

Operating expenses:
Research and development                            16,883           14,898           11,181
Selling, general and administrative                 54,189           50,899           45,606
Restructuring                                       12,561             --               --
                                                 ---------        ---------        ---------
        Total operating expenses                    83,633           65,797           56,787
                                                 ---------        ---------        ---------

Income (loss) from operations                      (15,762)           2,608           (3,083)

Other income (expense):
  Interest income                                      269              184              326
  Interest expense                                  (1,491)          (2,003)          (2,186)
  Other income (expense), net                         (578)            (359)            (368)
                                                 ---------        ---------        ---------
        Total other income (expense)                (1,800)          (2,178)          (2,228)
                                                 ---------        ---------        ---------
Income (loss) before income taxes                  (17,562)             430           (5,311)
Provision for income taxes                             876            1,397              591
                                                 ---------        ---------        ---------

Net loss                                         $ (18,438)       $    (967)       $  (5,902)
                                                 =========        =========        =========

Net loss applicable to common shareholders       $ (18,676)       $  (1,192)       $  (5,902)
                                                 =========        =========        =========

Basic and diluted net loss per share             $   (0.96)       $   (0.07)       $   (0.38)
                                                 =========        =========        =========

Shares used in basic and diluted net loss
 per share calculation                              19,518           17,591           15,439
                                                 =========        =========        =========



                             See accompanying notes.

                               RESOUND CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                         Unrealized
                                                                                            Gain
                                                                                          (Loss) on
                                                                                          Securities
                                                                                           Available     Cumulative        Total
                                            Preferred        Common       Accumulated        for        Translation    Shareholders'
                                              Stock           Stock         Deficit          Sale        Adjustment         Equity
                                            --------        --------       --------        --------        --------        --------


Balance at December 31, 1994                $   --          $ 53,351       $(32,108)       $   (675)       $    601        $ 21,169
 Exercise of stock options
  for 341 shares of
  common stock                                  --               570           --              --              --               570
 Issuance of 51 shares
  of common stock for
  employee stock purchase plan                  --               333           --              --              --               333
 Exercise of stock options for
  15 shares for directors'
  option plan                                   --                38           --              --              --                38

 Net loss                                       --              --           (5,902)           --              --            (5,902)
 Change in unrealized
  loss on securities
  available-for-sale                            --              --             --               675            --               675

 Translation adjustment                         --              --             --              --             1,338           1,338
                                            --------        --------       --------        --------        --------        --------
Balance at December 31, 1995                    --            54,292        (38,010)           --             1,939          18,221

 Issuance of 54 shares of 6%
  convertible redeemable
  preferred stock                              5,000            --             --              --              --             5,000

 Issuance of 71 shares of
  common stock for employee
  stock purchase plan                           --               385           --              --              --               385

 Exercise of stock options for
   225 shares of common stock                   --             1,055           --              --              --             1,055

 Issuance of 3,212 shares of
   common stock under private
   placement (net proceeds)                     --            32,900           --              --              --            32,900

 Issuance of 266 shares of common
   stock upon conversion of
   Company's promissory note
   and related interest                         --             2,048           --              --              --             2,048

 Net loss                                       --              --             (967)           --              --              (967)

 Accrued dividends on preferred stock            225            --             (225)           --              --              --
 Translation adjustment                         --              --             --              --            (1,046)         (1,046)
                                            --------        --------       --------        --------        --------        --------
Balance at December 31, 1996                   5,225          90,680        (39,202)           --               893          57,596

Accrued dividends on
  Preferred stock                                238            --             (238)           --              --              --

Conversion of preferred
  stock and accrued
  dividends of $463 into 600
  shares of common stock                      (5,463)          5,463           --              --              --              --

Exercise of stock options
  for 44 shares of common stock                 --               149           --              --              --               149

Issuance of 88 shares of
  common stock for employee
  stock purchase plan                           --               493           --              --              --               493

Net loss                                        --              --          (18,438)           --              --           (18,438)

Translation adjustment                          --              --             --              --            (2,781)         (2,781)
                                            --------        --------       --------        --------        --------        --------
Balance at December 31, 1997                $   --          $ 96,785       $(57,878)       $   --          $ (1,888)       $ 37,019
                                            ========        ========       ========        ========        ========        ========

                             See accompanying notes.

                                        RESOUND CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                          (IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                     1997           1996            1995
                                                                  --------        --------        --------
Cash flows from operating activities:
   Net loss                                                       $(18,438)       $   (967)       $ (5,902)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                    7,915           6,066           5,830
    Loss on disposal of property and equipment                          82            --              --
    Noncash portion of special charges                              17,157
    Gain on sale of Viennatone switch activity                        (300)
  Changes in assets and liabilities:
    Accounts receivable                                              2,238            (982)         (3,335)
    Inventories                                                      6,631          (1,732)         (2,495)
    Other assets                                                    (1,202)         (3,435)           (259)
    Accounts payable                                                   257          (1,711)          3,087
    Accrued liabilities                                             (1,254)          1,663           2,134
    Provision for litigation and related costs                        --              (492)        (16,604)
                                                                  --------        --------        --------
             Net cash provided by (used in)
               operating activities                                 13,086          (1,590)        (17,544)
                                                                  --------        --------        --------
Cash flows from investing activities:
  Acquisition of Sonar Hearing Health                                 --           (25,443)           --
    Purchase of minority shareholder's interest in a
     subsidiary of Viennatone                                         --            (1,857)           --
    Proceeds from sale of Viennatone switch activity                 1,500
    Proceeds from patent contributions to partnership (net)          3,600           7,300            --
    Purchase of short-term investments                                --              --            (5,582)
    Sales and maturities of short-term investments                    --              --            13,780
    Change in translation adjustment                                  (465)            538            (745)
    Additions of property and equipment                             (4,485)         (7,547)         (4,168)
                                                                  --------        --------        --------
           Net cash provided by (used in)
            investing activities                                       150         (27,009)          3,285
                                                                  --------        --------        --------

Cash flows from financing activities:
    Loans payable                                                     --            (3,630)         (5,709)
    Borrowings under long-term debt                                   --              --            10,000
    Payments on long-term debt                                      (2,005)         (4,222)         (1,706)
    Proceeds from issuance of preferred stock                         --             5,000            --
    Proceeds from issuance of common stock                             642          34,340             941
                                                                  --------        --------        --------
          Net cash provided by (used in)
           financing activities                                     (1,363)         31,488           3,526
                                                                  --------        --------        --------

Net increase (decrease) in cash and cash equivalents                11,873           2,889         (10,733)
Cash and cash equivalents at the beginning of the year               7,980           5,091          15,824
                                                                  --------        --------        --------
Cash and cash equivalents at the end of the year                  $ 19,853        $  7,980        $  5,091
                                                                  ========        ========        ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                                     $  1,815        $  2,104        $  2,767
                                                                  ========        ========        ========
     Income taxes                                                 $  1,436        $  1,102        $  1,360
                                                                  ========        ========        ========
Supplemental schedule of non-cash investing
 and financing activities:
   Issuance of common stock on conversion of
     promissory notes                                             $   --          $  2,048        $   --
   Accrual of preferred stock dividend                            $    238        $    225        $   --
   Conversion of preferred stock to common stock                  $  5,463        $   --          $   --


                             See accompanying notes.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

        Except for the Company's European manufacturing subsidiary located in Ireland, for which the U.S. dollar is the functional currency, the functional currency for each international subsidiary generally is its respective local currency. Accordingly, all assets and liabilities related to these subsidiaries are translated at the current exchange rates at the end of each period. The resulting translation adjustments are recorded directly to the cumulative translation adjustment account included in shareholders' equity. Sales and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in other income (expense), net. Such losses were $984,000, $175,000 and a gain of $104,000 in 1997, 1996 and 1995, respectively.

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

        The Company's sales to customers outside of the United States accounted for approximately 49%, 56% and 65% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively. A number of risks are inherent in international transactions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of the Company's products in international markets where the prices of the Company's products are denominated in U.S. dollars or lead to currency exchange losses where the prices of the Company's products are denominated in local currencies. International sales and operations may also be limited or disrupted by the imposition of governmental controls, regulation of medical devices, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

        Sales are recognized when products are shipped. Net sales consist of product sales less discounts and estimated returns. Estimated U.S. returns are provided for at time of shipment. Company policy allows for a 90-day return period on U.S. sales. The provisions for expected returns, expressed as a percentage of gross U.S. sales, were as follows: 1997, 26%; 1996, 27%; and 1995, 28%. Most returns are resolved or settled within several months of the initial sale. In Europe and Asia, returns are not material.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

        Warranty Costs

        The Company provides at the time of sale for the estimated cost of remaking and repairing products under warranty. Such costs are included in Cost of Sales. In the U.S., the warranty period is one year for the custom hearing device shell and one to three years for electronic components. Because of the length of the warranty period, adjustments to the originally recorded provisions, both increases and decreases, may be necessary from time to time. In 1997, 1996 and 1995, the approximate U.S. provisions for estimated warranty cost (and as a percentage of U.S. net sales) were $5.1 million (8%), $4.4 million (8%) and $4.2 million (11%), respectively. The period over which warranty claims may be made in Europe and Asia is one year. The amount of these claims has not been material.

        Research and Development Expenses

        All research and development costs are expensed as incurred and consist mainly of personnel costs, outside services, materials, supplies, and general and administrative expenses.

        The Company is engaged in research and development efforts to design and develop technologies that are anticipated to result in human communications and hearing health care products. During 1997, the Company entered into a joint development agreement with Motorola whereby Motorola has committed to provide joint development funds, technology and other resources for this project through January 2000. As of December 31, 1997, Motorola had paid $2.0 million to ReSound as part of this commitment. Such funds received by the Company have been recorded as a reduction of the Company's research and development expenses. Payments from Motorola in 1998 will approximate the 1997 amount, with lower levels of payments thereafter, through the end of the joint development agreement.

        The Company is not required to make any royalty payments under the terms of this agreement. However, to the extent that the technology being developed is using certain technology under a current sublicense agreement, the Company is required to make royalty payments on sales of developed products sold worldwide that may incorporate this technology.

        Advertising Expenses

        The Company accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for 1997, 1996 and 1995 was approximately $4.3 million, $2.8 million and $2.3 million, respectively.

        Income Taxes

        The Company accounts for income taxes under the liability method. The Company's net operating loss carryforwards for U.S. purposes have not been given benefit in the financial statements.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

        Per Share Data

        In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirement.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                 1997           1996             1995
                                                               --------        --------        --------

Net loss                                                       $(18,438)       $   (967)       $ (5,902)
Preferred dividends                                                (238)           (225)           --
                                                               --------        --------        --------
Net loss applicable to common shareholders                     $(18,676)       $ (1,192)       $ (5,902)
                                                               ========        ========        ========

Weighted average shares of common stock outstanding              19,518          17,591          15,439
Effect of dilutive securities                                      --              --              --
                                                               --------        --------        --------
Shares used in basic and diluted net loss per share
  calculations                                                   19,518          17,591          15,439
                                                               ========        ========        ========

Basic and diluted net loss per share                           $  (0.96)       $  (0.07)       $  (0.38)
                                                               ========        ========        ========


        Had the Company been in a net income position, diluted earnings per share would have included 434,000, 255,000 and zero shares related to outstanding options not included above for the years ended December 31, 1997, 1996 and 1995, respectively.

        Cash Equivalents and Short-Term Investments

        The Company considers all highly liquid investments with original maturities of 90 days or less from the date of purchase to be cash equivalents.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        Short-term investments are considered as available-for-sale and are carried at fair value with the unrealized gains and losses recorded as a separate component of shareholders' equity. There were none at December 31, 1997 and 1996.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories at December 31, 1997 and 1996 consist of the following (in thousands):

                                                           1997         1996
                                                        -------      -------
         Raw materials                                  $ 9,191      $ 9,934
         Work in progress                                 2,869        6,838
         Finished goods                                   2,123        7,081
                                                        -------      -------
              Total                                     $14,183      $23,853
                                                        =======      =======

        Property and Equipment

        Property and equipment are recorded at cost and are depreciated on a straight-line basis. Assets under capitalized leases are amortized over the shorter of the term of the lease or their useful lives, and such amortization is included with depreciation expense. Property and equipment at December 31, 1997 and 1996 is as follows (in thousands):

                                                         1997         1996
                                                        -------     ---------
         Land and building                             $  3,011     $  3,716
         Machinery and equipment                         25,637       25,685
         Furniture, fixtures and improvements            10,271        9,572
                                                        -------     --------
                                                         38,919       38,973
         Accumulated depreciation and amortization      (28,081)     (25,479)
                                                        -------     --------
              Total property and equipment, net         $10,838      $13,494
                                                        =======     ========

        Goodwill

        Goodwill resulted from the unallocated excess purchase cost of acquisitions recorded using the purchase method of accounting and is being amortized over 20 years. Goodwill is reviewed for impairment whenever events or circumstances indicate an impairment might exist, or at least annually.

        Other Assets

        Other long-term assets consist primarily of patents which are being amortized over useful lives ranging from five to ten years.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        Accrued Liabilities

        Accrued liabilities at December 31, 1997 and 1996 consist of the following (in thousands):

                                                          1997        1996
                                                        -------     -------
         Accrued compensation                          $  4,077     $ 4,279
         Accrued warranty                                 5,869       5,100
         Income taxes payable                               484       1,415
         Other                                            9,054       7,182
                                                        -------     -------
             Total                                      $19,484     $17,976
                                                        =======     =======

        Fair Value of Financial Instruments

        The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the fair value due to their short maturities. It was not practicable to estimate the fair value of the Company's bank loans, short-term debt and long-term debt because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The amounts recorded at December 31, 1997 represent future minimum payments on debt obligations.

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

        New Accounting Pronouncements

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130") and Statement No. 131, Disclosures About Segments of An Enterprise and Related Information ("SFAS No. 131"). SFAS No. 130 establishes rules for reporting and displaying comprehensive income. SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS No. 130 or SFAS No. 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


Reclassifications

        Certain reclassifications have been made to prior year's amounts in order to conform to the current year's presentation.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS

        The Company acquired all the outstanding stock of two European-based companies in 1994 and certain assets of Minnesota Mining and Manufacturing Company's ("3M") hearing health business activity in 1996. In each instance, the acquisitions were accounted for as purchase transactions. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price amounts (goodwill) are being amortized on a straight line basis over 20 year periods. The operating results of each subsidiary have been included in the consolidated statements of operations from the respective acquisition dates.

        ReSound Deutschland

        On January 1, 1994, the Company's existing German subsidiary acquired all the shares of Sonar Design & Hortechnik GmbH, a German company, for approximately $3.5 million in cash and 100,000 shares of the Company's common stock. In 1996, this company was renamed ReSound Deutschland. ReSound Deutschland is a manufacturer and distributor of both Sonar branded and ReSound branded hearing devices

        Viennatone

        On December 9, 1994, a newly-formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG, an Austrian company, for approximately $27.7 million, and the Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owns an 80% interest in its Austrian distribution company, Viennatone BVG). To finance the acquisition, the Austrian subsidiary borrowed approximately $17.3 million from an Austrian bank. The balance of the purchase price was provided by available cash funds of the Company and $6.85 million in loans against the Company's short-term investment securities. Viennatone manufactures and markets hearing devices through various subsidiaries of the Company. It uses both independent distributors and, in Austria, its own retail chain. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash.

        Sonar Hearing Health Corporation

        In June 1996, the Company completed the acquisition of certain assets of the hearing health business activity of 3M and established a subsidiary, Sonar Hearing Health Corporation ("SHH"), to manage this activity on an ongoing basis. The acquisition was accounted for as a purchase and the operating results of SHH have been included in the consolidated statements of operations since the

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


acquisition date. The total purchase price of approximately $25.4 million consisted of a cash payment of $24.9 million and $500,000 for related acquisition expenses. The allocation of the purchase price is as follows (in thousands):

Net tangible assets acquired, principally receivables       $ 4,132
   and inventories
Patents                                                       7,500
Goodwill                                                     13,811
                                                            -------
Total purchase price                                        $25,443
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

        In addition to the patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were separately acquired by the Company in July 1996 in connection with the above acquisition. These patents were contributed to a partnership formed in 1996 comprised of eight hearing device manufacturers including ReSound. In consideration, ReSound received cash payments from the partnership members of $10.9 million (net) as of December 31, 1997 and has rights to additional receipts as future licenses are sold. Any such future amounts paid to the partnership will be divided equally among the partners and recognized as license income.

        As further discussed in Note 7, Special Charges, the goodwill remaining from this acquisition was written off during 1997.

        Viennatone - Switch Production

        On December 23, 1997, the Company sold the net assets of its switch production activity which was performed at the ReSound Viennatone Hortechnologie AG subsidiary. The net gain on disposal of the discontinued activity is recorded in other income (expense), net and consists of the following (in thousands):

Proceeds from sale                                             $1,500
Costs:
    Net book value of assets sold                                 200
    Write-off of goodwill allocated to switch production        1,000
                                                               ------
Net gain                                                       $  300
                                                               ======

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        In connection with this transaction, the Company is also entitled to receive a royalty on the sale of switches made by the acquirer to third parties for a period of three years from the sale. The royalty will only be earned once a minimum sales level has been achieved and such royalty will not exceed $1.5 million. This revenue will be recorded as received. Additionally, the Company has committed to purchase a minimum number of switches from the acquirer for the next three years. The minimum purchase commitment is not in excess of the Company's projected needs for these items.

NOTE 3.  LITIGATION

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

        The shareholder class action suit, filed against the Company, its directors and certain of its officers, and against the underwriters of its initial public offering on behalf of purchasers of ReSound's common stock between March 4, 1993 and March 13, 1995, was settled on October 19, 1995 and resulted in a settlement fund of $8.0 million from which plaintiffs' attorneys' fees and expenses were deducted. Fifty percent of the fund was paid by the Company on October 30, 1995, and the balance was paid by the Company's insurance carriers. The Court approved the settlement on June 12, 1996.

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

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


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

        The Company is also subject to other legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

NOTE 4.  BANK LOANS

        The Company maintains international bank loans, primarily to Viennatone from an Austrian bank. Total amounts due under these agreements were $1.7 million and $1.9 million at December 31, 1997 and 1996, respectively. These loans bear interest at rates varying from 4.75% to 5.00%.

NOTE 5.  LONG-TERM DEBT

        Long-term debt consists of the following at December 31, 1997 and 1996 (in thousands):

                                                                                1997           1996
                                                                             --------        --------
8% convertible promissory note to shareholder due in February 2000           $ 10,000        $ 10,000
Bank Austria loan to ReSound Horgerate GmbH:
     8.25% term loan, due in quarterly installments over
     seven years beginning June 30, 1995                                        8,234          11,728
Bank loan to ReSound Deutschland GmbH:  12% term loan, due
     in bi-annual installments over six years beginning September 1995            383             528
Bank term loan to ReSound Pty. Ltd.                                                19              52
                                                                             --------        --------
                                                                               18,636          22,308
Less current portion                                                           (4,362)         (2,213)
                                                                             --------        --------
Non-current portion                                                          $ 14,274        $ 20,095
                                                                             ========        ========

        The 8% note is convertible into 1,000,000 shares of the Company's common stock at $10.00 per share. The Bank Austria loan is denominated in Austrian schillings and secured by the capital stock of Viennatone.

        The maturities of long-term debt are as follows (in thousands): 1998, $4,362; 1999, $1,972; 2000, $11,970; 2001, $229; 2002, $70; thereafter, $33.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


NOTE 6.  VIENNATONE ACCRUED EMPLOYEE BENEFITS

        Viennatone's accrued employee benefits by category as of year end are as follows (in thousands):

                                      1997           1996
                                      ------       ------
Pensions                              $  443       $1,011
Termination indemnities                2,321        2,875
Employees' long service premium          507          596
                                      ------       ------
    Total                             $3,271       $4,482
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

        The status of the defined benefit plan as of year end is as follows (in thousands):

                                             1997          1996
                                             ----          ----
Accumulated benefit obligation (ABO)       $  443       $  957
Projected benefit obligation (PBO)            443        1,011
Service cost                                   --           91
Net periodic pension cost                      --           --
Interest                                       29           68

        The interest rate used was 7%.

        The expected projected benefit obligation ("PBO") for 1998 has been estimated as $443,000. Differences between expected and projected benefit obligations are not material. The pension accrual has been recorded at the amount of projected benefit obligation at December 31, 1997 and 1996. The weighted average discount rate used to evaluate the increase in rate of compensation was 4%.

        Termination Indemnities

        Viennatone provides for termination benefits as earned in accordance with Austrian law. Indemnities range from two to twelve months' salary based on length of service. Employees are entitled to indemnities after three years of employment or according to contract. Payments are made upon normal retirement or other cause of termination, except voluntary departures or terminations for cause. The amount accrued at the year end represents the projected benefit obligation. This calculation has been made under the assumption that the majority of expected payments will be upon

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


normal retirement. The liability is also partially funded by fixed interest marketable securities held by Viennatone in accordance with Austrian tax requirements.

        The status of the accrual for termination indemnities as of year end is as follows (in thousands):

                                           1997           1996
                                           ----           ----
Accumulated benefit obligation (ABO)       $1,640       $1,942
Projected benefit obligation (PBO)          2,321        2,875
Service cost                                  182          217
Net periodic pension cost                      --           --
Interest                                      156          202

        The interest rate used was 7%.

        The expected projected benefit obligation for 1998 has been estimated as $2.3 million. Differences between expected and projected benefit obligations are not material. The termination indemnities accrual has been recorded at the amount of the PBO at December 31, 1997 and 1996.

        Employees' Long Service Premium

        According to the Viennatone work agreement, employees are entitled to a premium after ten years of service. Such a premium is also paid out after 15, 25, 35 and 45 years of service. A calculation of the total liability as of the balance sheet date is made on a discounted cash-flow basis, using an interest rate of 5.5%. The liability was calculated at $507,000 and $596,000 at December 31, 1997 and 1996, respectively.

NOTE 7.  SPECIAL CHARGES

        In the second half of 1997, the Company recorded special charges of $18.0 million, associated with the Company's strategic restructuring program. This program is designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

        The special charges provided for costs associated with employee termination benefits for approximately 100 employees from all functional areas in various subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M; the incremental impairments in the carrying value of certain product inventories; and losses on

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

supplier commitments arising directly from the decision to exit product lines, as follows (in thousands):

                                                                                Total                     Balance
                                                                               Special     Spending/       Dec. 31,
                                                                               Charges       Charges        1997
                                                                               -------       -------       -------
Employee termination benefits and lease termination costs (recorded as         $ 2,254       $   765       $ 1,489
  Restructuring)
Write-down of SHH goodwill (recorded as Restructuring)                          10,307        10,307          --
Write-down of inventories to net realizable value and losses on
  supplier commitments (recorded as Cost of Sales)                               3,093           723         2,370
Write-down of capital assets to fair value (recorded as Selling,
 General and Administrative - $633, and Research and Development - $123)           756          --             756
Other exit costs (recorded as Selling, General and Administrative)               1,566          --           1,566
                                                                               -------       -------       -------
                                                                               $17,976       $11,795       $ 6,181
                                                                               =======       =======       =======

        The activities contemplated in the restructuring program will be substantially completed by June 30, 1998. Management anticipates no material change in the estimated cost of such activities. As of December 31, 1997, the Company had made approximately $819,000 of cash payments relating to the special charges.

NOTE 8.  COMMITMENTS

        Leases

        The Company leases its present facilities and certain equipment under noncancelable operating lease agreements for periods of up to 20 years. Some of the leases have renewal options ranging from two to three years and contain provisions for maintenance, taxes or insurance. Rent expense was $2.3 million, $1.7 million and $1.3 million in 1997, 1996 and 1995, respectively.

        The following is a schedule by year of future minimum lease payments at December 31, 1997 (in thousands):

            YEAR ENDING                         OPERATING
            DECEMBER 31,                          LEASES
            ------------                          ------
               1998                              $1,867
               1999                               1,845
               2000                                 874
               2001                                 327
               2002                                 264
               Thereafter                           399
                                                 ------
     Total minimum payments required             $5,576
                                                 ======

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        401(k) Plan

        Under the Company's retirement savings plan (the "401(k) Plan"), a U.S. employee may defer and invest up to 19% of his or her annual compensation, subject to an annual dollar limitation. The Company has elected to make matching contributions in the amount of 25% of the employee's contributions, up to a potential maximum of $2,250 per employee. All U.S. full-time employees who have three months of service are eligible to participate in the 401(k) Plan. The Company contributed $222,700, $138,000 and $83,000 to the 401(k) Plan in 1997,
1996 and 1995, respectively.

NOTE 9.  SHAREHOLDERS' EQUITY

        Preferred Stock

        In March 1996, the Company issued 54,055 shares of Series B Preferred Stock for an aggregate purchase price of $5.0 million in a private placement to an existing shareholder. The Series B Preferred Stock had a cumulative dividend rate of six percent, payable in shares of the Company's common stock on the date of any conversion. In October 1997, all of the outstanding preferred stock and accumulated dividends of $463,000 were converted into 600,600 shares of common stock of the Company.

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

        Warrants

        In conjunction with a convertible promissory note issued in November 1995 (subsequently repaid in June 1996), the Company issued two warrants to purchase 38,897 shares each of common stock at an initial exercise price of $7.7125 per share. These warrants may be exercised at any time and expire on October 30, 2000. As of December 31, 1997, these warrants have not been exercised. The values ascribed to these warrants are not material.

        In conjunction with a guaranteed bank loan funded in October 1995 and subsequently repaid in July 1996, the Company issued a warrant to purchase 49,230 shares of common stock to the bank at an initial exercise price of $8.13 per share. This warrant may be exercised at any time and expires on October 29, 2000. In addition, the Company issued warrants to purchase an aggregate of 105,492 shares of common stock to the six directors who guaranteed the debt at an initial exercise price of $8.13 per share. These warrants may be exercised at any time and expire on December 1, 2000. As of December 31, 1997, these warrants have not been exercised. The values ascribed to these warrants are not material.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        Fixed Stock Option Plans

        At December 31, 1997, the Company had three stock-based compensation plans (described below). ReSound uses the intrinsic method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to ReSound's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income
(loss) per share is required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), which requires that the information be determined as if ReSound had used the fair value method to account for its stock-based compensation awards granted subsequent to December 31, 1994. Had compensation cost for the Company stock-based compensation awards (including 1988 Stock Option Plan and 1992 Employee Stock Purchase Plan) been determined at the grant date (subsequent to December 31, 1994) using the fair value method in accordance with SFAS 123, the Company's net loss applicable to common shareholders and net loss per share would have been increased to the pro forma amounts indicated below.

        In April 1997, the Board of Directors authorized the repricing of options granted to employees and directors to purchase 2,626,877 shares of common stock effective as of the close of business on April 25, 1997, to the then fair market value of $4.4375 per share. Under the terms of the repricing, the repriced options that were not vested at April 25, 1997 were subject to a one year extension of their vesting terms, and any repriced options that were vested at April 25, 1997 are not exercisable during the one year period commencing April 25, 1997. The term of the repriced options was extended by one year.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1997, 1996 and 1995: risk-free interest rates of 6.0 percent, 6.3 percent and 6.3 percent, respectively, expected volatility of 0.61, 0.57 and 0.57, respectively, an expected option life of 0.8 years beyond each respective vesting period and dividend yield of zero.

        The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with SFAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                                        1997          1996        1995
                                                        ----          ----        ----
                                                           (in thousands, except per
                                                                 share data)
 Net loss applicable to common shareholders:
      As reported                                    $(18,676)      $(1,192)      $(5,902)
      Pro forma(1)                                   $(21,963)      $(2,990)      $(7,725)
 Net loss per share:
      As reported                                    $(0.96)        $(0.07)       $(0.38)
      Pro forma(1)                                   $(1.13)        $(0.17)       $(0.50)

(1) Because FSAS 123 is applicable only to awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

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

        1988 Stock Option Plan

        Under the 1988 Stock Option Plan, which expires in 1998, a total of 4,000,000 shares have been reserved for issuance as of December 31, 1997. Options for shares of common stock may be granted to employees and consultants. Options are exercisable at such times and under such conditions as determined by the board of directors. Options granted generally vest at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant. However, certain options granted to replenish existing options do not begin vesting for up to 36 months from the date of grant (when vesting commences, it is generally prorated on a monthly basis over periods up to 48 months).

        1997 Stock Plan

        Under the 1997 Stock Plan, which expires in 2007, a total of 650,000 shares have been reserved for issuance as of December 31, 1997. Options for shares of common stock and stock purchase rights may be granted to employees and consultants. Options are exercisable at such times and under such conditions as determined by the board of directors. Options granted generally vest at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        Additional information relative to the Company's fixed stock option plans is as follows:

                                             1997                     1996                      1995
                                -------------------------   -----------------------    -----------------------
                                               Weighted-                  Weighted-                  Weighted-
                                                 Average                   Average                    Average
                                                 Exercise                  Exercise                   Exercise
                                  Options         Price      Options        Price       Options         Price
                                  -------         -----      -------        -----       -------         -----
Outstanding -
 beginning of year              3,600,867        $8.85     3,379,533        $ 8.50     2,555,172        $7.82
     Granted                      350,200        $4.54       931,650        $ 9.23     1,507,150        $8.11
     Exercised                    (44,553)       $3.61      (225,358)       $ 4.68      (357,333)       $1.70
     Canceled                    (500,115)       $9.14      (484,958)       $ 9.07      (325,456)       $8.82
Outstanding -
 end of year                    3,406,399        $4.71     3,600,867        $ 8.85     3,379,533        $8.50
Exercisable at
 end of year                    1,546,296                  1,534,494                   1,032,902
Weighted-average fair
 value of options
 granted during the year                         $4.54                      $ 4.13                      $3.67



       Outstanding and Exercisable By Price Range as of December 31, 1997

                                  Options Outstanding                       Options Exercisable
                    ------------------------------------------------- ---------------------------------
                                         Weighted-
                                          Average       Weighted-                         Weighted-
                          Number          Remaining       Average          Number          Average
     Range of       Outstanding As of    Contractual     Exercise     Exercisable As of    Exercise
   Exercise Prices  December 31, 1997        Life          Price      December 31, 1997      Price
   ---------------  -----------------        ----          -----      -----------------      -----
 $ 0.20 - $ 0.30            9,125              0.7         $ 0.20             9,125         $ 0.20
 $ 0.40 - $ 0.50          119,669              3.4         $ 0.49           119,669         $ 0.49
 $ 1.50 - $ 1.50              550              0.6         $ 1.50               550         $ 1.50
 $ 2.50 - $ 3.00           42,607              0.0         $ 3.00            42,607         $ 3.00
 $ 4.00 - $ 6.25        3,014,579              3.5         $ 4.55         1,282,003         $ 4.46
 $ 7.13 - $ 9.88          164,869              2.5         $ 8.02            52,759         $ 8.02
 $11.00 - $12.65           25,000              3.0         $12.32             9,583         $11.86
 $19.88 - $19.88           30,000              1.0         $19.88            30,000         $19.88
 ---------------      -----------              ---         ------       -----------         ------
 $ 0.20 - $19.88        3,406,399              3.4         $ 4.74         1,546,296         $ 4.57


1992 Employee Stock Purchase Plan

        Under the 1992 Employee Stock Purchase Plan, substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $8,500 per year. Under this plan a total of 400,000 shares of common stock have been reserved for issuance to employees. As of December 31, 1997, 247,803 shares had been issued under this plan, including 87,938 shares issued in 1997.

                                        RESOUND CORPORATION
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 1997


NOTE 10.  INCOME TAXES

   The provision for income taxes for 1997, 1996 and 1995 consists of the following (in thousands):

                        1997           1996           1995
                       -------       -------        -------
Current:
    Federal            $  --         $  --          $  --
    State                   16          --             --
    Foreign                860         1,769            735
                       -------       -------        -------
    Subtotal               876         1,769            735
Deferred:
    Foreign               --            (372)          (144)
                       -------       -------        -------
Total provision:       $   876       $ 1,397        $   591
                       =======       =======        =======

        Foreign pre-tax income was $7.0 million, $5.0 million and $1.0 million in 1997, 1996 and 1995, respectively.

        The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is presented below (in thousands):

                                             1997          1996            1995
                                           -------        -------        -------
Tax at federal statutory rate              $(6,110)       $  (151)       $(1,859)
Unbenefited losses                           7,971          3,307          3,325
Income taxed at higher/(lower) rates          (994)        (1,840)          (888)
Other                                            9             81             13
                                           -------        -------        -------
Provision for income taxes                 $   876        $ 1,397        $   591
                                           =======        =======        =======

        At December 31, 1997, the Company had U.S. federal and California net operating loss carryforwards of approximately $36.6 million and $11.6 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2012, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in 1998 through 2002, if not utilized. The Company had foreign net operating loss carryforwards of approximately $16.9 million at December 31, 1997, which will expire at various dates beginning in 1998 through 2003, if not utilized.

        Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986 and similar state provisions.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's earnings history, a valuation allowance for deferred tax assets of $26.7 million and $19.6 million at December 31, 1997 and 1996, respectively, is required to reduce the Company's net deferred tax assets to the amount realizable at present. Significant components of the Company's deferred tax assets and liabilities for federal and California income taxes as of December 31, 1997 and 1996 are as follows (in thousands):

                                                    1997            1996
                                                  --------        --------
Deferred tax assets
U.S. net operating loss carryforwards             $ 13,500        $ 11,100
Foreign net operating loss carryforwards             3,300             400
Tax credits (expiring 2000 - 2012)                   2,300           1,800
Allowance for returns and doubtful accounts          2,100           1,200
Depreciation and amortization                        2,600           2,900
Warranty accruals                                    1,800           1,400
Other                                                1,100           1,200
                                                  --------        --------
Total gross deferred tax assets                     26,700          20,000
Less valuation allowance                           (26,700)        (19,637)
                                                  --------        --------
    Total deferred tax asset                          --               363

Deferred tax liabilities
Other                                                 --              (363)
                                                  --------        --------
    Total deferred tax liability                      --              (363)
                                                  --------        --------
Net deferred tax liability                        $   --          $   --
                                                  ========        ========

        The valuation allowance was $16.3 million as of January 1, 1996.

        Deferred tax assets as of December 31, 1997 include approximately $2,200,000 relating to the exercise of stock options, which will be credited to equity when realized.

NOTE 11.  RELATED PARTY TRANSACTIONS

        Hoya Corporation

        Hoya Corporation ("Hoya"), a shareholder of the Company until 1997, purchases from the Company certain inventory for resale in Japan under an exclusive distribution agreement entered into in June 1990. Sales to Hoya in 1997, 1996 and 1995 totaled $3.4 million, $3.4 million and $1.9 million, respectively. Accounts receivable from Hoya at December 31, 1997 and 1996 were $653,000 and $569,000, respectively.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


        California Ear Institute at Stanford

        Dr. Rodney Perkins, the Chairman of the Company's Board of Directors and a shareholder of the Company, is also the President of the California Ear Institute ("CEI") at Stanford. Sales of the Company's products to CEI in 1997, 1996 and 1995 totaled $119,000, $192,000 and $68,000 respectively. Accounts receivable from CEI were $30,000 and $16,000 at December 31, 1997 and 1996, respectively.

NOTE 12.  INDUSTRY SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

        The Company currently operates in a single industry segment consisting of the design, development, manufacturing and marketing of hearing devices for the hearing impaired. Its hearing device products utilize proprietary sound processing technology originally developed by AT&T and subsequently enhanced and refined by the Company, and technologies acquired through the purchases of ReSound Deutschland, Viennatone and certain assets of the hearing health business activity of 3M. No one customer accounted for 10% or more of net revenues in fiscal 1997, 1996 or 1995.

Information regarding geographic areas is as follows (in thousands):

                                                         December 31, 1997
                                   ----------------------------------------------------------------
                                     United                    Rest of
                                     States       Europe    the World (1)  Elimination      Total
                                     ------       ------    -------------  -----------      -----
Sales to unaffiliated customers    $  66,753     $  56,920    $   6,790     $    --       $ 130,463
Intercompany transfers                   864        39,302         --         (40,166)         --
                                   ---------     ---------    ---------     ---------     ---------
Net sales                             67,617        96,222        6,790       (40,166)      130,463
Income (loss) from operations        (21,865)        6,550         (186)         (261)      (15,762)
Identifiable assets                   32,920        35,171        1,467          --          69,558
Goodwill                                --          20,217         --            --          20,217


                                                         December 31, 1996
                                   ----------------------------------------------------------------
                                     United                    Rest of
                                     States       Europe    the World (1)  Elimination      Total
                                     ------       ------    -------------  -----------      -----

Sales to unaffiliated customers     $ 55,289      $ 64,536     $  5,821      $   --        $125,646
Intercompany transfers                 2,329        48,375         --         (50,704)         --
                                    --------      --------     --------      --------      --------
Net sales                             57,618       112,911        5,821       (50,704)      125,646
Income (loss) from operations        (13,687)       16,782          (14)         (473)        2,608
Identifiable assets                   28,052        46,139          750          --          74,941
Goodwill                              13,750        26,061         --            --          39,811

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                                          December 31, 1995
                                    ------------------------------------------------------------------
                                     United                      Rest of
                                     States          Europe    the World (1)  Elimination      Total
                                     ------          ------    -------------  -----------      -----
Sales to unaffiliated customers     $  37,457      $  64,112     $   5,761     $    --        $ 107,330
Intercompany transfers                  9,482         28,982          --         (38,464)          --
                                    ---------      ---------     ---------     ---------      ---------
Net sales                              46,939         93,094         5,761       (38,464)       107,330
Income (loss) from operations         (12,886)        10,798           172        (1,167)        (3,083)
Identifiable assets                    12,171         43,084           423          --           55,678
Goodwill                                 --           27,692          --            --           27,692

(1) Rest of the World comprises the Asia-Pacific region, Latin America and Canada.

NOTE 13.  SUBSEQUENT EVENT

        In January 1998, ReSound Autac GmbH, a newly formed subsidiary of the Company, acquired all of the assets and liabilities of a former distributor for 600,000 Swiss Francs ($410,000 at December 31, 1997). The agreement contains a clause which obligates the seller for a period of five years not to compete in the area of manufacture or distribution of hearing aids. Additionally, an employment agreement has been negotiated with the seller through December 31, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

        Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 21, 1998 and the information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors of the Company and the Chairman of the Company's Board of Directors is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

        The names of the Company's executive officers and certain information about them as of March 25, 1998, are set forth below:

                 Name                   Age                          Position
                 ----                   ---                          --------
Russell D. Hays.......................   53    President, Chief Executive Officer and Director
Stephan Becker-Vogt...................   47    Senior Vice President and President, ReSound Europe
Warren Brainard-Smith.................   54    Senior Vice President, Asia Pacific, Latin America
John H. Giroux........................   53    Senior Vice President and President, ReSound U.S.A.
Andreas Joder.........................   42    Senior Vice President, Operations
Arthur T. Taylor......................   41    Vice President, Finance and Chief Financial Officer
Joseph E. Black.......................   54    Vice President, Human Resources
David R. Muhlitner....................   58    Vice President, Secretary and General Counsel
Chaslav V. Pavlovic...................   49    Vice President, Research and Development
Steven H. Puthuff.....................   57    Vice President and General Manager, Communications
                                                Division


        Russell D. Hays joined ReSound as President and Chief Executive Officer, and was elected to its Board of Directors, in February 1998. From 1995 to 1998, Mr. Hays served as Executive Vice President and President of the Hospital Business of Nellcor Puritan Bennett, a medical device company that develops and markets products that diagnose, monitor and treat respiratory disorders. From 1992 to 1995, Mr. Hays served as President and Chief Executive Officer of Enzytech, Inc., a company that develops and markets drug delivery technologies. From 1985 to 1992, Mr. Hays held senior management positions with Baxter Healthcare Corporation, most recently as Vice President and General Manager of the Immunotherapy Division of Baxter Biotech, and before that in the areas of strategic planning and business development, marketing and business development, and technology assessment and development. Prior to this, he held various positions with Stryker Corporation, Baxter Travenol Labs, Inc., Amerace Corporation, Reynolds Products, Inc., and Schaub Engineering Company. Mr. Hays holds an M.B.A. from the J. L. Kellogg Graduate School at Northwestern University and a B.S. in Physics from Elmhurst College.

        Mr. Becker-Vogt joined the Company in August 1992, establishing the Company's German subsidiary and becoming its Managing Director in November 1992. In January 1995 he was promoted to Vice President Europe. In January 1996, he was elected Senior Vice President of the Company and President of ReSound Europe. Mr. Becker-Vogt is also a Director of ReSound BV, the Netherlands. Before joining the Company, Mr. Becker-Vogt was Managing Director of both Pilkington Barnes-Hind, Germany and of Contacta Vienna, the leading Optometric Clinic in Austria, from 1989 to 1992. From 1983 to 1989, he was Managing Director, and from 1980 to 1983, he was Director, Sales and Marketing, of CooperVision, Germany. From 1973 to 1979, Mr. Becker-Vogt was Sales Manager of Burton Parsons Chemicals, Germany, a Chicago-based ophthalmic pharmaceutical company. Mr. Becker-Vogt was educated in banking and received his diploma as "Bankkaufmann," granted by the Chamber of Commerce, Dusseldorf.

        Mr. Brainard-Smith joined the Company as Senior Vice President for the Asia Pacific and Latin America region in November 1996. Prior to joining ReSound, Mr. Brainard-Smith was Senior Vice President Pan Asia for Allergan, Inc., a manufacturer of ophthalmic, dermatological and pharmaceuticals from 1991 to 1996. He joined Allergan in 1983 as Regional Director Latin America and was promoted to Vice President Americas in 1985 with added responsibility for Allergan's Canadian business. He became Senior Vice President, Americas in 1987, and Senior Vice President, Americas Pacific in 1990. Prior to 1983, Mr. Brainard-Smith was with American Hospital Supply, a Chicago-based manufacturer and supplier of hospital equipment, medical devices and laboratory supplies. He began his career in sales with the Scientific Products Division, was promoted to General Manager, AHS Puerto Rico/Caribbean in 1976 and Managing Director, AHS Mexico in 1979. Mr. Brainard-Smith holds a MIM from the American Graduate School of International Management, an M.S. in Medical Microbiology from the University of Arizona and a B.S. from the University of Wisconsin.

        Mr. Giroux joined the Company in January 1991 as Vice President, Marketing. He was elected Vice President, Sales and Marketing in December 1991 and in June 1993 was promoted to Senior Vice President, Sales and Marketing. In January 1996, he was elected Senior Vice President of the Company and President of ReSound U.S.A. Mr. Giroux has 27 years of experience in the marketing of consumer health care products. Before joining the Company, Mr. Giroux was Vice President of Marketing for Allergan Optical at Allergan, Inc., from February 1988 to June 1990. Prior to joining Allergan, Inc., Mr. Giroux was Vice President at Ogilvy & Mather Worldwide, an advertising firm, from July 1984 to February 1988. Prior to July 1984, Mr. Giroux was Vice President, Sales and Marketing of the Consumer Products Division of G.D. Searle and Company, a pharmaceutical company. Mr. Giroux holds a B.A. in economics from Providence College.

        Mr. Joder joined the Company in April 1996 as Senior Vice President, Operations. His worldwide responsibility includes Quality Assurance and Manufacturing. Mr. Joder has 21 years of experience in the design and manufacturing of electronic products, including 10 years with electro-medical products. Before joining the Company, Mr. Joder was Vice President of Operations at Schiller AG in Switzerland, a manufacturer of electro-cardiographs, spirometers and blood pressure measurement equipment from 1993 to 1996. From 1987 to 1993, Mr. Joder held various Operations Management functions at Siemens Audiologische Technik GmbH including a three-year assignment as head of R&D at Rexton in the USA. Prior experience includes research into ultrasound, magnetic and electro-optical product concepts and the design of the first solid-state electricity meter at Lands & Gyre ERG. Mr. Joder holds a degree as physics assistant and a university degree in electronics engineering from Technical University Lucerne, Switzerland.

        Mr. Taylor joined the Company in June 1997 as Chief Financial Officer and Vice President, Finance. Before joining ReSound, Mr. Taylor was Vice President, Controller for the Europe/ Africa/Middle East region of Allergan, Inc., from 1993 to mid-1997 where he was based outside of London, England. From 1989 to 1993, Mr. Taylor was Vice President, Corporate Finance for Allergan, Inc. From 1986 to 1989, Mr. Taylor held various financial and accounting management positions at Allergan, Inc. From 1983 to 1986, Mr. Taylor held various financial and accounting management positions for American Hospital Supply Corporation which was purchased by Baxter Travenol, Inc. From 1981 to 1983, Mr. Taylor was a Contract Administrator and Financial Analyst with Ford Aerospace and Communications Corporation, a wholly owned subsidiary of Ford Motors. Mr. Taylor holds an MBA degree from the University of Southern California and a B.S. from the University of California, Berkeley, and has been a Certified Management Accountant since 1985.

        Mr. Black joined the Company in August 1995 as Vice President, Human Resources. Mr. Black has 27 years of experience in human resource management and consulting positions. From 1987 until joining the Company, Mr. Black headed his own consulting business. Prior to that time, Mr. Black was Corporate Director of Organizational Development at CooperVision, Inc., from 1985 to 1987. From 1982 to 1985, Mr. Black was Human Resources Director for Eaton Corp.- Semiconductor Equipment Operations. From 1972 to 1982, Mr. Black held various human resource management positions at GenCorp-Aerojet General. From 1969 to 1972, Mr. Black held various human resource staff and management positions at Singer Co.-Link Simulation. Mr. Black holds an M.S.O.D. degree from Pepperdine University and a B.A. from Parsons College.

        Mr. Muhlitner joined the Company as Vice President and General Counsel in April 1997, and was appointed Secretary of the Company in October 1997. From 1985 until joining the Company, Mr. Muhlitner held various legal positions with Amdahl Corporation, most recently as Associate General Counsel. Prior to that time, Mr. Muhlitner was in private practice and held various positions with other companies as in-house counsel and with the Securities and Exchange Commission. He holds a J.D. degree from the University of Michigan Law School and a B.A. from Dartmouth College, and is a member of the California and District of Columbia bars.

        Mr. Pavlovic joined the Company in February 1994 as Vice President of Research. In December 1996, he was promoted to Vice President for Research and Development. He is a Full Professor of Audiology at the University of Provence since March 1993 (working directly with the University from March 1993 through February 1994). Before joining the Company, Mr. Pavlovic was Associate Professor of Audiology at the University of Iowa from December 1985 through February 1993; Coordinator of the European project EURAUD (European Audiological Tests and Station); Chair, American National Standards Institute S3-79 Writing Group (Calculation of the Articulation Index); USA representative to the International Standards Organization ISO/TC 43/SC 1; Coordinator of the Overall Quality Assessment Subgroup, European Consortium for Speech Assessment Methods (SAM, Project Esprit); Coordinator of participating French laboratories on projects TIDE and OSCAR (pattern extraction hearing aids); Member, American National Standards Institute S12-8 Writing Group (rating noise with respect to speech interference); Member of the Editorial Board, Acoustics; Staff Editor, Journal d'Acoustique; Board of Directors, Journal d'Acoustique; and Member, Technical Committee on Speech Communication, Acoustical Society of America. Mr. Pavlovic has produced more than 50 publications and over 60 major international presentations. Mr. Pavlovic has a Ph.D. in Audiology from Wichita State University, and an M.S. and B.S. in Electrical Engineering from Salford University, England and the University of Belgrade, Yugoslavia, respectively.

        Mr. Puthuff was a consultant for ReSound from 1991 until he was hired permanently in September 1997. From 1994 through 1996, Mr. Puthuff served as ReSound's Vice President of Engineering, Worldwide and Executive Consultant to the President, directing the Company's worldwide engineering efforts. Mr. Puthuff has over 35 years of experience in Silicon Valley high technology companies. Starting his career at IBM, Mr. Puthuff developed an extensive background in communications, disk drives, storage systems, computers, software and electronic instrumentation serving in various engineering and management capacities for Wavetek, Aerojet General Corporation, Digital Development Corporation and as Vice President of Engineering for Memorex Corporation. In the process, Mr. Puthuff became the co-founder of several corporations, including Fortune Systems as Vice President of Engineering; Britton Lee, Inc., as Vice President of Engineering; Savin Information Systems as General Manager; Sequence Inc., as President and CEO; Integrated Financial Systems, International as President, CEO and Chairman; and Econotech as Chairman and CEO. Mr. Puthuff has a B.S. in Electrical Engineering from Arizona State University.

        Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the Registrant's Proxy Statement.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this Report:

                                                                                         PAGE
                                                                                         ----
        (1)    Financial Statements and Report of Ernst &
               Young LLP, Independent Auditors

               Report of Ernst & Young LLP, Independent
               Auditors.                                                                   30

               Consolidated Balance Sheets at December 31,
               1997 and 1996.                                                              31

               Consolidated Statements of Operations -
               Years ended December 31, 1997, 1996 and 1995.                               32

               Consolidated Statement of Shareholders' Equity -
               Three Years ended December 31, 1997.                                        33

               Consolidated Statements of Cash Flows -
               Years ended December 31, 1997, 1996 and 1995.                               34

               Notes to Consolidated Financial Statements.                                 35

        (2)    Financial Statement Schedules
               The following financial statement
               schedule is included herein:

               Schedule II - Valuation and Qualifying Accounts                             64

               All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

        (3)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)


Exhibit
Number                       Description
------                       -----------

3.1     Amended and Restated Articles of Incorporation of Registrant. (3)

3.2     Bylaws of Registrant, as amended. (1)

4.1 Certificate of Determination of Rights, Preferences and Privileges of Series B Preferred Stock of ReSound Corporation. (6)

10.1    1988 Stock Option Plan, as amended. (5.1)

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

10.24 Purchase Agreement by and between the Registrant and Minnesota Mining and Manufacturing Company dated June 28, 1996. (8)

10.25 Letter agreement with respect to Purchase of Series B Preferred Stock dated March 8, 1996 between the Company and S-E-Banken Lakemedelsfond.
        (7)

10.26 AudioLogic Hearing Systems, L.P. Amended and Restated Agreement of Limited Partnership dated as of September 30, 1996. (7) (10)

10.27 Series C Convertible Preferred Stock and Common Stock Purchase Agreement dated September 30, 1996. (7)

10.28 Development, Licensing and Distribution Agreement by and among AudioLogic, Inc., GN Danavox A/S, ReSound Corporation and AudioLogic Hearing Systems, L.P. dated September 30, 1996. (7) (10)

10.29   Assignment Agreement between ReSound Corporation and K/S HIMPP.25. (7)

10.30 Lease Agreement dated September 24, 1996 between the Registrant and Don and Carole Tanklage dba Tanklage Properties. (9)

10.31   ReSound Corporation 1997 Stock Plan. (11)

10.32   Separation Agreement. (12)

10.33   Change of Control Agreement. (13)

22.1    Subsidiaries of Registrant. (14)

23.1    Consent of Ernst & Young LLP, Independent Auditors. (14)

24.1    Power of Attorney (see page 65). (14)

27.1    Financial Data Schedule

(b)     Reports on Form 8-K:
        None

----------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on March 4, 1993.

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

(5.1) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form S-8 (File No. 333-09303), which became effective July 31, 1996.

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

(8) Incorporated by Reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits" of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1996 (as amended and filed September 12, 1996).

(9) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits," in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(10)    Confidential treatment granted by order effective March 1997.

(11) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-46585), which became effective February 4, 1998.

(12) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(13) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(14)    Filed herewith.

                                   SCHEDULE II

                               RESOUND CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                       BALANCE AT      CHARGED AGAINST                BALANCE AT
                                       BEGINNING         SALES OR TO      RETURNS/      END OF
         DESCRIPTION                     PERIOD            EXPENSE       WRITE-OFFS     PERIOD
         -----------                     ------            -------       ----------     ------
  Year ended December 31, 1995:
  Allowances for estimated
    returns and doubtful accounts       $ 2,683           $12,820         $11,380      $  4,123
  Reserves for warranty expenses          3,362             5,174           3,951         4,585
                                       --------        ----------        --------      --------
                                        $ 6,045           $17,994         $15,331      $  8,708
                                        =======           =======         =======      ========


  Year ended December 31, 1996:
  Allowances for estimated
    returns and doubtful accounts       $ 4,123           $17,786         $15,390      $  6,519
  Reserves for warranty expenses          4,585             5,981           5,466         5,100
                                       --------        ----------        --------      --------
                                        $ 8,708           $23,767         $20,856       $11,619
                                        =======           =======         =======       =======

  Year ended December 31, 1997:
  Allowances for estimated
    returns and doubtful accounts      $  6,519           $20,730         $20,185      $  7,064
  Reserves for warranty expenses          5,100             6,625           5,856         5,869
                                       --------          --------        --------      --------
                                        $11,619           $27,355         $26,041       $12,933
                                        =======           =======         =======       =======



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RESOUND CORPORATION

  Date: March 25, 1998                By: /s/ Russell D. Hays
                                          --------------------------------------
                                          Russell D. Hays
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodney Perkins, Russell D. Hays and Arthur T. Taylor, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                                   Title                        Date
          ---------                                   -----                        ----

/s/ Rodney Perkins, M.D.              Chairman of the Board of Directors      March 25, 1998
-----------------------------
(Rodney Perkins, M.D.)


/s/ Russell D. Hays                   President, Chief Executive Officer      March 25, 1998
-----------------------------         and Director (principal
(Russell D. Hays)                     executive officer)


/s/ Arthur T. Taylor                  Vice President, Finance and             March 25, 1998
-----------------------------         Chief Financial Officer (principal
(Arthur T. Taylor)                    financial and accounting officer)


/s/ Richard L. Goode, M.D.            Director                                March 25, 1998
-----------------------------
(Richard L. Goode, M.D.)


/s/ Donald M. Kendall                 Director                                March 25, 1998
-----------------------------
(Donald M. Kendall)


/s/ Eugene Kleiner                    Director                                March 25, 1998
-----------------------------
(Eugene Kleiner)


/s/ Peter Riepenhausen                Director                                March 25, 1998
-----------------------------
(Peter Riepenhausen)


/s/ Philip S. Schlein                 Director                                March 25, 1998
-----------------------------
(Philip S. Schlein)


/s/ Robert C. Wilson                  Director                                March 25, 1998
-----------------------------
(Robert C. Wilson)

                                 EXHIBIT INDEX


Exhibit
Number                       Description
------                       -----------

3.1     Amended and Restated Articles of Incorporation of Registrant. (3)

3.2     Bylaws of Registrant, as amended. (1)

4.1 Certificate of Determination of Rights, Preferences and Privileges of Series B Preferred Stock of ReSound Corporation. (6)

10.1    1988 Stock Option Plan, as amended. (5.1)

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

10.24 Purchase Agreement by and between the Registrant and Minnesota Mining and Manufacturing Company dated June 28, 1996. (8)

10.25 Letter agreement with respect to Purchase of Series B Preferred Stock dated March 8, 1996 between the Company and S-E-Banken Lakemedelsfond.
        (7)

10.26 AudioLogic Hearing Systems, L.P. Amended and Restated Agreement of Limited Partnership dated as of September 30, 1996. (7) (10)

10.27 Series C Convertible Preferred Stock and Common Stock Purchase Agreement dated September 30, 1996. (7)

10.28 Development, Licensing and Distribution Agreement by and among AudioLogic, Inc., GN Danavox A/S, ReSound Corporation and AudioLogic Hearing Systems, L.P. dated September 30, 1996. (7) (10)

10.29   Assignment Agreement between ReSound Corporation and K/S HIMPP.25. (7)

10.30 Lease Agreement dated September 24, 1996 between the Registrant and Don and Carole Tanklage dba Tanklage Properties. (9)

10.31   ReSound Corporation 1997 Stock Plan. (11)

10.32   Separation Agreement. (12)

10.33   Change of Control Agreement. (13)

22.1    Subsidiaries of Registrant. (14)

23.1    Consent of Ernst & Young LLP, Independent Auditors (see page 65). (14)

24.1    Power of Attorney (see page 66). (14)

27.1    Financial Data Schedule

(b)     Reports on Form 8-K:
        None

----------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2 and Amendment No. 3 thereto (File No. 33-46527), which became effective on March 4, 1993.

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

(5.1) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Statement on Form S-8 (File No. 333-09303), which became effective July 31, 1996.

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

(8) Incorporated by Reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits" of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1996 (as amended and filed September 12, 1996).

(9) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits," in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(10)    Confidential treatment granted by order effective March 1997.

(11) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits," of the Registrant's Registration Statement on Form S-8 (File No. 333-46585), which became effective February 4, 1998.

(12) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

(13) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(14)    Filed herewith.