Form 10-Q
period 1998-03-28
RESOUND CORP
filed 1998-05-07
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended March 28, 1998 or

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

                                 (650) 780-7800
                         (Registrant's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No ___
                                     ---
The number of shares of Registrant's Common Stock issued and outstanding as of May 1, 1998 was 20,359,503 shares.



   This document consists of 14 pages of which this is page 1.


PART I.    FINANCIAL INFORMATION

     Item 1.    Consolidated Financial Statements

                Consolidated Balance Sheets........................................3

                Consolidated Statements of Operations..............................4

                Consolidated Statements of Cash Flows..............................5

                Notes to Consolidated Financial Statements.........................6


     Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations

                Results of Operations.............................................10

                Liquidity and Capital Resources.................................. 11

                Factors That May Affect Future Operating Results..................12

     Item 3.    Quantitative and Qualitative Disclosures about Market Risks.......13


PART II.   OTHER INFORMATION


     Item 1.    Legal Proceedings.................................................13

     Item 2.    Changes in Securities and Use of Proceeds.........................13

     Item 3.    Defaults upon Senior Securities...................................13

     Item 4.    Submission of Matters to a Vote of Security Holders...............13

     Item 5.    Other Information.................................................13

     Item 6.    Exhibits and Reports on Form 8-K..................................13


SIGNATURES........................................................................14

PART I. FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements:

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                March 28,    December 31,
                                                                  1998           1997
                                                                ---------    ------------
                                                                                 (Note)
Current assets:
    Cash and cash equivalents                                   $ 17,990       $ 19,853
    Accounts receivable, net                                      18,321         17,966
    Inventories                                                   12,833         14,183
    Other current assets                                           2,799          2,125
                                                                --------       --------
           Total current assets                                   51,943         54,127

Property and equipment, net                                       11,035         10,838
Goodwill                                                          21,005         20,217
Other assets                                                       3,577          4,593
                                                                --------       --------
                                                                $ 87,560       $ 89,775
                                                                ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank loans                                                  $  2,297       $  1,663
    Accounts payable                                               8,869          8,735
    Accrued liabilities                                           18,944         19,484
    Long-term debt, current portion                                1,952          4,362
                                                                --------       --------
           Total current liabilities                              32,062         34,244

Long-term liabilities:
    Long-term debt, non-current portion                           13,698         14,274
    Employee benefits                                              3,694          3,738
    Other accrued liabilities                                        ---            500
                                                                --------       --------
           Total long-term liabilities                            17,392         18,512

Commitments and contingencies                                         --             --

Shareholders' equity:
    Common stock                                                  97,400         96,785
    Accumulated deficit                                          (56,904)       (57,878)
    Cumulative translation adjustment                             (2,390)        (1,888)
                                                                --------       --------
           Total shareholders' equity                             38,106         37,019
                                                                --------       --------
                                                                $ 87,560       $ 89,775
                                                                ========       ========

Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)

                                                           Three months ended
                                                         -----------------------
                                                         March 28,     March 31,
                                                           1998          1997
                                                         ---------     ---------

Net sales                                                $ 31,143       $ 32,211
Cost of sales                                              14,457         15,111
                                                         --------       --------
         Gross profit                                      16,686         17,100

Operating expenses
    Research and development                                3,975          4,327
    Selling, general and administrative                    12,148         12,548
                                                         --------       --------
           Total operating expenses                        16,123         16,875
                                                         --------       --------

Income from operations                                        563            225

    Interest expense, net                                    (256)          (397)
    Other income (expense), net                               848           (417)
                                                         --------       --------
Income (loss) before income taxes                           1,155           (589)
    Provision for income taxes (1)                            181            305
                                                         --------       --------
Net income (loss)                                        $    974       $   (894)
                                                         ========       ========
Net income (loss) applicable to common shareholders      $    974       $   (969)
                                                         ========       ========
Basic and diluted net income (loss) per share            $   0.05       $  (0.05)
                                                         ========       ========
Shares used in basic net income (loss) per share
  calculation                                              20,259         19,389
                                                         ========       ========
Shares used in diluted net income (loss) per share
  calculation                                              20,744         19,389
                                                         ========       ========




     (1) Consists principally of foreign income taxes.

      See notes to consolidated financial statements.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                                   Three months ended
                                                                -------------------------
                                                                March 28,      March 31,
                                                                  1998           1997
                                                                ---------      ---------
Cash flows from operating activities:
    Net income (loss)                                           $    974       $   (894)

    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation and amortization                              1,695          1,356
    Changes in assets and liabilities:
        Accounts receivable                                          168         (1,090)
        Inventories                                                1,892            982
        Other assets                                              (1,592)         1,396
        Accounts payable                                             134         (1,789)
        Accrued liabilities                                       (1,654)           887
                                                                --------       --------
           Net cash provided by operating activities               1,617            848

Cash flows from investing activities:
    Acquisition of ReSound Autac                                    (401)           ---
    Patent license fees                                              900            ---
    Change in translation adjustment                                (548)          (616)
    Additions of property and equipment                           (1,247)          (695)
                                                                --------       --------
           Net cash used in investing activities                  (1,296)        (1,311)

Cash flows from financing activities:
    Payments on long-term debt                                    (2,799)          (675)
    Bank loans                                                       ---            (40)
    Issuance of common stock                                         615            249
                                                                --------       --------
           Net cash used in financing activities                  (2,184)          (466)
                                                                --------       --------
Net decrease in cash and cash equivalents                         (1,863)          (929)
Cash and cash equivalents at the beginning of the period          19,853          7,980
                                                                --------       --------
Cash and cash equivalents at the end of the period              $ 17,990       $  7,051
                                                                ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
        Interest                                                $    287       $    434
        Income taxes                                            $     17       $    227
Supplemental schedule of non-cash investing and
  financing activities:
    Accrual of preferred stock dividend                              ---       $     75




See notes to consolidated financial statements.

                               ReSound Corporation
                   Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

In 1998, the Company adopted the policy of closing its fiscal quarters on the last Saturday falling within the calendar quarter, except that the fiscal year will end at the calendar year end.

Earnings Per Share

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

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                           Three months ended
                                                        -----------------------
                                                        March 28,     March 31,
                                                           1998         1997
                                                        ---------    ----------

Net income (loss)                                        $    974     $   (894)
Preferred dividends
                                                              ---          (75)
                                                         --------     --------
Net income (loss) applicable to common shareholders      $    974     $   (969)
                                                         ========     ========

Weighted average common shares - basic                     20,259       19,389
Dilutive options                                              485           --
                                                         --------     --------
Adjusted weighted average common shares - diluted          20,744       19,389
                                                         ========     ========
Earnings per share - basic:
   Net income (loss) per common share                    $   0.05     $  (0.05)
                                                         ========     ========
Earnings per share - diluted:
   Net income (loss) per common share                    $   0.05     $  (0.05)
                                                         ========     ========

Had the Company been in a net income position for the three months ended March 31, 1997, diluted earnings per share for that period would have included 619,000 shares related to outstanding options not included above.

New Accounting Pronouncements

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarters of 1998 and 1997, total comprehensive income (loss) amounted to $472,000 and $(4,093,000), respectively.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of An Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 will require the Company to use the "management approach" in disclosing segment information in its December 31, 1998 financial statements. The adoption of SFAS No. 131 will not have an impact on the Company's results of operations, cash flows, or financial position.

Reclassifications

Certain reclassifications have been made to prior year's amounts in order to conform to the current year's presentation.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                                                  March 28,     December 31,
                                                    1998           1997
                                                  ---------     ------------
   Raw materials                                  $  8,416       $  9,191
   Work in process                                   2,318          2,869
   Finished products                                 2,099          2,123
                                                   -------        -------
                                                   $12,833        $14,183
                                                   =======        =======

NOTE C - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, Switzerland and Holland.

NOTE D - RESOUND AUTAC ACQUISITION

In January 1998, ReSound Autac GmbH, a newly formed subsidiary of the Company located in Zurich, Switzerland, acquired all of the assets and liabilities of a former Swiss distributor for $401,000. At the time of the transaction, that distributor owed the Company $979,000 for previous financial assistance. The agreement contains a clause which obligates the seller for a period of five years not to compete in the area of manufacture or distribution of hearing devices. Additionally, an employment agreement was negotiated with the seller through December 31, 2002.

The effects of this acquisition on the March 28, 1998 Consolidated Statement of Cash Flows were as follows (in thousands):

    Working capital acquired                   $   507
    Property and equipment, net                    163
    Goodwill                                     1,342
    Bank loans                                    (632)
    Loan from ReSound                             (979)
                                               -------
        Total purchase price                   $   401
                                               =======

NOTE E - SPECIAL CHARGES

In the second half of 1997, the Company recorded special charges of $18.0 million, associated with the Company's strategic restructuring program. This program is designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

The special charges provided for costs associated with employee termination benefits for approximately 100 employees from all functional areas in various subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M (which was renamed Sonar Hearing Health, "SHH"; the incremental impairments in the carrying value of certain product inventories; and losses on supplier commitments arising directly from the decision to exit product lines, as follows (in thousands):

                                                                             Spending/
                                         Total        1997        Balance      Charges       Balance
                                        Special     Spending/    Dec. 31,    3-mos ended     March 28,
                                        Charges      Charges       1997     March 28, 1998     1998
                                       ---------    ---------    --------   --------------   ---------

Employee termination benefits and
  lease termination costs
  (recorded as Restructuring)           $ 2,254      $   765      $ 1,489      $   444       $ 1,045
Write-down of SHH goodwill
  (recorded as Restructuring)            10,307       10,307           --           --            --
Write-down of inventories to net
  realizable value and losses on
  supplier commitments (recorded
  as Cost of Sales)                       3,093          723        2,370        1,637           733
Write-down of capital assets to
  fair value (recorded as Selling,
  General and Administrative -
  $633, and Research and
  Development - $123)                       756           --          756          694            62
Other exit costs (recorded as
  Selling, General and
  Administrative)                         1,566           --        1,566        1,141           425
                                        -------      -------      -------      -------       -------
                                        $17,976      $11,795      $ 6,181      $ 3,916       $ 2,265
                                        =======      =======      =======      =======       =======

The activities contemplated in the restructuring program are expected to be substantially completed by June 30, 1998. Management anticipates no material change in the estimated cost of such activities. During the quarter ended March 28, 1998, the Company made approximately $1.0 million of cash payments relating to the special charges.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by words such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend" and the like. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated in the statements. These risks and uncertainties are discussed in the section below entitled "Factors That May Affect Future Operating Results" and in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, the Introductory Statement and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Three months ended March 28, 1998 and March 31, 1997

Net sales decreased by 3% to $31.1 million in the quarter ended March 28, 1998, from $32.2 million in the quarter ended March 31, 1997. International sales accounted for 49 percent of ReSound's net sales during the first quarter of 1998, compared to 51 percent during the same quarter in 1997. International sales for the first quarter were $15.4 million, a decrease of 7 percent from the same period last year. The decrease in international sales was the result of weaker European currencies compared to the U.S. dollar, and poor hearing device market conditions in Germany and Austria together with management and employee turnover at Viennatone, the Company's Austrian subsidiary. Additionally, economic uncertainty in Japan coupled with lower shipments to the Company's Japanese distributor (to improve the balance of inventory levels to in-market sales) contributed to sales reductions in the Asia-Pacific region in the first quarter of 1998 when compared to the prior year first quarter. First quarter U.S. sales of $15.7 million were consistent with the same period last year, due primarily to unit volume growth being offset by declines in average unit sales prices as a result of increasing competition and product mix sales shifts from the Company's higher priced Premium Series product line to the Company's more moderately priced Encore Series product line. The Premium Series product line was enhanced by the addition of the Company's completely-in-the-canal device, the CC4, which first shipped in volume during the first quarter of 1998. Due to strong customer demand and a supplier constraint, a substantial volume of orders for this product were in backlog status at March 28, 1998.

Gross profit was 53.6 percent of net sales in the first quarter of 1998, compared to 53.1 percent of net sales for the same quarter of 1997. The quarter-to-quarter increase in gross profit resulted primarily from lower component costs and improved manufacturing efficiencies in the custom business, partially offset by margin erosion at Viennatone due to unfavorable sales mix and pricing pressures.

Research and Development ("R&D") spending during the first quarter of 1998 was $4.0 million (12.8 percent of net sales) compared to $4.3 million (13.4 percent of net sales) in the same quarter of 1997. The reduction in first quarter 1998 R&D expenses was primarily due to compliance with planned spending on the program for ReSound's Digital Signal Processing technology platforms, partially offset by an increase in the development activities for the ReSound hearing enhancer program.

Selling, General and Administrative expenses ("SG&A") were $12.1 million or 39.0 percent of net sales for the first quarter of 1998, compared to $12.5 million, or 39.0 percent of net sales in the first quarter of 1997. The reduction in SG&A expenses in absolute dollars resulted primarily from the effects of consolidation of certain sales and marketing activities in the U.S., and improved cost controls, partially offset by higher business system implementation costs and one-time severance costs in Viennatone and incremental SG&A expenses resulting from the acquisition of ReSound Autac in January 1998.

Net interest expense was $256,000 for the first quarter of 1998 compared to $397,000 for the first quarter of 1997. This quarter-to-quarter decrease is attributable to reduction of debt and the effect of the stronger U.S. dollar compared to European currencies.

Other income was $848,000 for the first quarter of 1998 compared to other expense of $417,000 in the corresponding quarter of 1997. In the first quarter of 1998, income resulted primarily from receipts of $750,000 under a patent license agreement. The agreement requires similar payments to be made to the Company in each of the remaining quarters of 1998. The other expense in the first quarter of 1997 resulted from losses on foreign exchange.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at ReSound's European subsidiaries in Ireland, Germany, Switzerland and Holland.

The Company had net income of $974,000 in the quarter ended March 28, 1998, compared to a net loss of $894,000 in the quarter ended March 31, 1997. The increase in net income in the current quarter was primarily the result of lower SG&A expenses, patent license income and the absence of foreign exchange losses, partially offset by lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 28, 1998 the Company generated $1,617,000 in cash from operations, compared to $848,000 in the three months ended March 31, 1997. Cash generated from operations in the first quarter of 1998 included non-cash charges of $1.7 million relating to depreciation and amortization. In addition, positive cash flows from operations primarily resulted from improvements in inventory management of $1.9 million, and net income for the period of $1.0 million. This positive cash flow from operations was partially offset by increases in other assets of $1.6 million and reductions in accrued liabilities of $1.7 million caused primarily by spending and other charges in connection with the Company's restructuring program.

Net cash used in investing activities for the three months ended March 28, 1998 of $1.3 million resulted from additions of property and equipment, cash used in the acquisition of ReSound Autac and changes in the cumulative translation adjustment account. These amounts were offset by $900,000 of fees received for licensing certain technology acquired by the Company in 1996 and 1997.

The primary financing activity in the three months ended March 28, 1998 was the payment of long-term debt of $2.8 million.

At March 28, 1998, the Company had available cash and cash equivalents of $18.0 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements for at least the next twelve months, the Company may be required to raise additional capital for its currently envisaged long-term needs and in connection with any future acquisitions.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Competition, especially from new digital hearing device products, is expected to continue to increase. The Company's ability to grow and maintain profitability will depend upon its ability to develop, individually and jointly with current or future strategic partners, or otherwise acquire and effectively market, competitive DSP and other products. There can be no assurance that the Company can develop and introduce these products in a timely manner, or that these products will be able to compete effectively against current or new competing products. The development or acquisition of new products is always subject to technological risks and uncertainties which could cause termination of the development of the product or termination of or delay in the introduction of the product, or which could significantly decrease the originally anticipated level of customer acceptance of the product. Also, there can be no assurance that a new product can be manufactured on a cost-effective basis, that regulatory approvals, where necessary, can be obtained, or that the expected level of customer acceptance will be met. Also, there can be no assurance that the Company will be able to continue its successful relationships with its current strategic partners or establish successful relationships with new strategic partners. In addition, announcements of new products may cause hearing care professionals or hearing impaired persons to defer purchases of existing products or return previously purchased products. The Company's failure to introduce competitive products in a timely manner would have a material, adverse impact on the Company's financial condition and results of operations.

The Company anticipates that it will continue to experience, at least for the near-term, lower average unit sales prices of its products due to aggressive competitive pricing and product mix shift to the Company's more moderately priced products. In order to offset this, the Company will need to increase unit sales volume, about which there can be no assurance. The Company also expects that the negative impact caused by weak economic conditions and/or reductions in government reimbursement levels available to consumers purchasing hearing devices in Austria, France and Germany, reduced shipments to its Japanese distributor, and unsettled economic conditions in Japan will continue, at least for the near term. Also, while the Company believes that the backlog it experienced during the first quarter of 1998 for its completely-in-the-canal
(CIC) device, the CC4, will be significantly reduced by the end of the second quarter of this year, there can be no assurance that the component delivery problems that caused the backlog will be resolved in time to achieve this reduction. While the Company has mechanisms in place to lessen the negative impact of foreign currency fluctuations, continued or increased weakness of European currencies against the US Dollar also are likely to adversely impact the Company's sales in Europe. Finally, there can be no assurance that the Company will be able to complete its restructuring program in a timely manner, consolidate targeted operations successfully, and otherwise achieve the cost reductions and other restructuring benefits anticipated to result from the restructuring.

The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. All required software modifications and replacements are expected to be completed not later than March, 1999, which is prior to the estimated occurrence of any year 2000 issues. While the Company believes its planning efforts are adequate to address its year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 10.34:  Agreement in Contemplation of Separation

            (b)  Exhibit 27:  Financial data schedule

            (c)  Reports on Form 8-K
                 None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RESOUND CORPORATION



                                    /s/ Arthur T. Taylor
                                    --------------------------------------------
                                    Arthur T. Taylor
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:  May 6, 1998

                              INDEX TO EXHIBITS




Exhibit
Number                  Description
--------                -----------
10.34                   Agreement in Contemplation of Separation
27                      Financial Data Schedule