Form 10-Q
period 1998-06-27
RESOUND CORP
filed 1998-08-10
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 27, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ________ to _______

                         Commission file number 0-20046

                               RESOUND CORPORATION
             (Exact name of Registrant as specified in its charter)

           California                                       77-0019588
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

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

The number of shares of Registrant's Common Stock issued and outstanding as of August 5, 1998 was 20,601,528 shares.


    This document consists of 17 pages of which this is page 1.

PART I.       FINANCIAL INFORMATION

              Item 1.      Consolidated Financial Statements

                           Consolidated Balance Sheets.......................................................3

                           Consolidated Statements of Operations.............................................4

                           Consolidated Statements of Cash Flows.............................................5

                           Notes to Consolidated Financial Statements........................................6


              Item 2.      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations

                           Results of Operations............................................................10

                           Liquidity and Capital Resources................................................. 13

                           Factors That May Affect Future Operating Results.................................13

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......................15


PART II.      OTHER INFORMATION


              Item 1.      Legal Proceedings................................................................15

              Item 2.      Changes in Securities and Use of Proceeds........................................15

              Item 3.      Defaults upon Senior Securities..................................................15

              Item 4.      Submission of Matters to a Vote of Security Holders..............................15

              Item 5.      Other Information................................................................16

              Item 6.      Exhibits and Reports on Form 8-K.................................................16


SIGNATURES..................................................................................................17

                                       2

PART I.  FINANCIAL INFORMATION

                  Item 1.  Consolidated Financial Statements:

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                   June 27,         December 31,
                                                     1998               1997
                                                  ---------         -----------
                                                 (Unaudited)           (Note)
Current assets:
     Cash and cash equivalents                     $14,751           $ 19,853
     Accounts receivable, net                       22,161             17,966
     Inventories                                    14,156             14,183
     Other current assets                            2,506              2,125
                                                   -------            --------
              Total current assets                  53,574             54,127

Property and equipment, net                         11,197             10,838
Goodwill                                            20,416             20,217
Other assets                                         3,380              4,593
                                                   -------            --------
                                                   $88,567            $89,775
                                                   =======            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank loans                                    $  2,296           $  1,663
     Accounts payable                                 8,817              8,735
     Accrued liabilities                             18,029             19,484
     Long-term debt, current portion                  2,388              4,362
                                                    -------           ---------
              Total current liabilities              31,530             34,244
Long-term liabilities:
     Long-term debt, non-current portion             13,358             14,274
     Employee benefits                                3,806              3,738
     Other accrued liabilities                           --                500
                                                    --------           --------
              Total long-term liabilities            17,164             18,512

Commitments and contingencies                           --                  --

Shareholders' equity:
     Common stock                                    97,936             96,785
     Accumulated deficit                            (56,221)           (57,878)
     Cumulative translation adjustment               (1,842)            (1,888)
                                                    -------            --------
              Total shareholders' equity             39,873             37,019
                                                    -------            --------
                                                    $88,567            $89,775
                                                    =======            ========

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

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                   (Unaudited)

                                                                      Three months ended       Six months ended
                                                                     -------------------     ---------------------
                                                                     June 27,    June 30,    June 27,     June 30,
                                                                       1998        1997        1998         1997
                                                                     --------    --------    --------     --------
Net sales                                                            $33,884     $32,230     $65,027      $64,442
Cost of sales                                                         14,987      14,731      29,444       29,842
                                                                      ------      ------      ------       ------
         Gross profit                                                 18,897      17,499      35,583       34,600

Operating expenses
     Research and development                                          4,472       3,882       8,447        8,199
     Selling, general and administrative                              13,967      14,441      26,115       26,999
                                                                      ------      ------      ------       ------
              Total operating expenses                                18,439      18,323      34,562       35,198
                                                                      ------      ------      ------       ------

Income (loss) from operations                                            458        (824)      1,021         (598)

     Interest expense, net                                              (251)       (384)       (507)        (782)
     Other income (expense), net                                         673          83       1,520         (335)
                                                                      ------      ------      ------       ------
Income (loss) before income taxes                                        880      (1,125)      2,034       (1,715)

Provision for income taxes (1)                                           197         374         378          680
                                                                      ------      ------      ------       ------

Net income (loss)                                                   $    683     $(1,499)    $ 1,656      $(2,395)
                                                                    ========     ========    =======      ========

Net income (loss) applicable to common shareholders                 $    683     $(1,574)    $ 1,656      $(2,545)
                                                                    ========     ========    =======      ========

Basic and diluted net income (loss) per share                      $    0.03     $ (0.08)   $   0.08     $  (0.13)
                                                                   =========     ========   ========     =========

Shares used in basic net income (loss) per share calculation          20,379      19,429      20,103       19,409
                                                                      ======      ======      ======       ======

Shares used in diluted net income (loss) per share calculation        21,429      19,429      20,982       19,409
                                                                      ======      ======      ======       ======



(1)  Consists principally of state and foreign income taxes.

See notes to consolidated financial statements.

                        RESOUND CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        Increase (decrease) in cash and cash equivalents (in thousands)
                                  (Unaudited)

                                                                                   Six  months ended
                                                                                  ---------------------
                                                                                  June 27,     June 30,
                                                                                    1998         1997
                                                                                  --------     --------
Cash flows from operating activities:
     Net income (loss)                                                          $  1,656      $ (2,395)

     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                             3,640         3,774
     Changes in assets and liabilities:
         Accounts receivable                                                      (3,625)        1,369
         Inventories                                                               1,540         1,561
         Other assets                                                             (1,095)        1,847
         Accounts payable                                                           (282)       (1,767)
         Accrued liabilities                                                      (2,736)       (1,245)
                                                                                  -------       -------
              Net cash provided by (used in) operating activities                   (902)        3,144

Cash flows from investing activities:
     Acquisition of ReSound Autac                                                   (401)           --
     Acquisition of Apex Acoustics, Ltd.                                            (750)           --
     Patent license fees                                                             900            --
     Change in translation adjustment                                                750          (335)
     Additions of property and equipment                                          (3,051)       (1,218)
                                                                                  -------       -------
              Net cash used in investing activities                               (2,552)       (1,553)

Cash flows from financing activities:
     Borrowings (payments) on long-term debt, net                                 (2,799)        1,782
     Bank loans                                                                       --          (651)
     Issuance of common  stock                                                     1,151           245
                                                                                  -------       -------
              Net cash provided by (used in) financing activities                 (1,648)        1,376
                                                                                  -------       -------

Net increase (decrease) in cash and cash equivalents                              (5,102)        2,967
Cash and cash equivalents at the beginning of the period                          19,853         7,980
                                                                                  -------       -------
Cash and cash equivalents at the end of the period                                $14,751       $10,947
                                                                                  =======       =======

Supplemental disclosure of cash flow information:

 Cash paid during the period for:
         Interest                                                              $     594     $     842
         Income taxes                                                          $     507     $     667
Supplemental schedule of non-cash investing and financing activities:
     Accrual of preferred stock dividend                                              --     $     150


See notes to consolidated financial statements.

                               ReSound Corporation
                   Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

In 1998, the Company adopted the policy of closing its fiscal quarters on the last Saturday falling within the calendar quarter, except that the fiscal year will end at the calendar year end.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirement.

The following table sets forth the computation of basic and diluted net income
(loss) per share (in thousands, except per share data):

                                                                 Three months ended           Six months ended
                                                              -------------------------     ---------------------
                                                                 June 27,      June 30,     June 27,     June 30,
                                                                   1998          1997         1998         1997
                                                                   ----          ----         ----         ----

Net income (loss)                                               $     683      $ (1,499)    $  1,656    $ (2,395)
Preferred dividends                                                    --           (75)          --        (150)
                                                                ---------     ----------    ---------   ---------
Net income (loss) applicable to common shareholders             $     683     $  (1,574)    $  1,656    $ (2,545)
                                                                =========     ==========    =========   =========

Weighted average common shares - basic                             20,380        19,429       20,324      19,409
Dilutive options                                                    1,050            --          879          --
                                                                ---------     ----------    ---------   ---------
Adjusted weighted average common shares - diluted                  21,430        19,429       21,203      19,409
                                                                =========     ==========    =========   =========
Earnings per share - basic:
   Net income (loss) per common share                           $    0.03     $   (0.08)    $   0.08    $  (0.13)
                                                                ==========    ==========    =========   =========
Earnings per share - diluted:
   Net income (loss) per common share                            $   0.03     $   (0.08)    $   0.08    $  (0.13)
                                                                ==========    ==========    =========   =========


Had the Company been in a net income position for the three months and six months ended June 30, 1997, diluted earnings per share for those periods would have included 513,000 shares and 471,000 shares, respectively, related to outstanding options not included above.

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

During the second quarters of 1998 and 1997, total comprehensive income (loss) amounted to $1,231,000 and $(1,101,000), respectively. During the first six months of 1998 and 1997, total comprehensive income (loss) amounted to $1,702,000 and $(5,196,000), respectively.

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                                 June 27,          December 31,
                                   1998               1997
                                 --------          ------------
   Raw materials                 $  8,219           $ 9,191
   Work in process                  2,142             2,869
   Finished products                3,795             2,123
                                  -------           -------
                                  $14,156           $14,183
                                  =======           =======

NOTE C - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, Switzerland, and Holland.

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

The allocation of the purchase price was as follows (in thousands):

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
                                                           =======

NOTE E - APEX ACOUSTICS, LTD. ACQUISITION

In April 1998, ReSound-Viennatone Ltd. acquired all of the assets and liabilities of Apex Acoustics, Ltd. from the Ultratone Group for $750,000. Concurrent with the acquisition, the Company entered into a multi-year supply agreement with Ultratone for custom hearing devices.

The allocation of the purchase price was as follows (in thousands):

     Working capital acquired                              $   494
     Property and equipment, net                               135
     Goodwill                                                  121
                                                            ------
         Total purchase price                              $   750
                                                           =======

NOTE F - SPECIAL CHARGES

In the second half of 1997, the Company recorded special charges of $18.0 million associated with the Company's strategic restructuring program. This program is designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

The special charges provided for costs associated with employee termination benefits for approximately 100 employees from all functional areas in various subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M (which was renamed Sonar Hearing Health, "SHH"); the incremental impairments in the carrying value of certain product inventories; and losses on supplier commitments arising directly from the decision to exit product lines, as follows (in thousands):

                                                                                              Spending/
                                                 Total           1997           Balance        Charges           Balance
                                                Special        Spending/       Dec. 31,       6-mos ended        June 27,
                                                Charges         Charges          1997       June 27, 1998         1998
                                                -------         -------          ----       -------------         ----
Employee termination benefits and lease
   termination costs (recorded as
   Restructuring)                               $  2,254       $     765          $1,489         $  894           $ 595
Write-down of SHH goodwill
   (recorded as Restructuring)                    10,307          10,307             ---            ---              --
Write-down of inventories to net
   realizable value and losses on supplier
   commitments (recorded as Cost of Sales)         3,093             723           2,370          2,370              --
Write-down of capital assets to fair value
   (recorded as Selling, General and
   Administrative - $633, and Research and
   Development - $123)                               756             --              756            756              --
Other exit costs (recorded as Selling,
   General and Administrative)                     1,566             --            1,566          1,566               --
                                                --------        --------         -------        -------           ------
                                                 $17,976         $11,795          $6,181         $5,586           $  595
                                                ========        ========         =======        =======           ======

During the six months ended June 27, 1998, the Company made approximately $1.4 million of cash payments relating to the special charges.

NOTE G   USE OF ESTIMATES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains forward-looking statements, which can be identified by words such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend," and the like. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated in the statements. These risks and uncertainties are discussed in the section below entitled "Factors That May Affect Future Operating Results" and in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Three months ended June 27, 1998 and June 30, 1997

Net sales increased by 5% to $33.9 million in the quarter ended June 27, 1998, from $32.2 million in the quarter ended June 30, 1997. International sales accounted for 48 percent of the Company's net sales during the second quarters of 1998 and 1997. International sales for the second quarter were $16.4 million, an increase of 7 percent from the same quarter last year. Double-digit percentage sales growth occurred at the Company's sales subsidiaries in Holland, Sweden, Switzerland, and the UK. Additionally, Viennatone's sales to distributors in Southern and Eastern Europe and Arabia rose substantially over prior year levels. These revenue gains were partially offset by weaker European currencies compared to the U.S. dollar, poor hearing device market conditions in Germany and Austria, and lower shipments to the Company's Japanese distributor as a result of poor economic conditions in Japan. Sales in the U.S. and Canada increased 3 percent for the quarter ended June 27, 1998 to $17.5 million from $16.9 million for the quarter ended June 30, 1997, due primarily to unit volume growth being offset by declines in average unit sales prices as a result of increasing competition and product mix sales shifts from the Company's higher priced Premium Series product line to the Company's more moderately priced Encore Series product line. The Premium Series product line was enhanced by the addition of the Company's completely-in-the-canal device, the CC4, which first shipped in volume during the first quarter of 1998. Initial component supply problems with the CC4 that caused a backlog of orders in the first quarter of 1998 were resolved during the second quarter, and the backlog situation was eliminated.

Gross profit was 55.8 percent of net sales in the second quarter of 1998 compared to 54.3 percent of net sales in the second quarter of 1997. The quarter-to-quarter increase in gross profit was largely attributable to an improved product mix, including an increase in CC4 sales in the second quarter, as well as progress made in reducing custom product costs through improved manufacturing efficiencies, SKU rationalization, and lower component procurement expenses.

Research and Development ("R&D") spending during the second quarter of 1998 was $4.5 million (13.2 percent of net sales) compared to $3.9 million (12.0 percent of net sales) during the same quarter of 1997. The quarter-to-quarter increase in R&D was primarily due to increased spending on the development of the Company's Digital Signal Processing (DSP) and hearing enhancer programs and products being developed in alliance with Motorola.

Selling, General, and Administrative ("SG&A") expenses were $14.0 million (41.2 percent of net sales) during the second quarter of 1998 compared to $14.4 million (44.8 percent of net sales) during the same quarter of 1997. The decrease in SG&A expenses resulted primarily from the effects of improved cost controls partially offset by increased sales and marketing activities in the U.S., increased spending at Viennatone's retail operation, one-time severance costs, and incremental expenses resulting from the acquisitions of ReSound Autac in January 1998 and Apex Acoustics, Ltd. in April 1998.

Net interest expense was $251,000 for the second quarter of 1998 compared to $384,000 for the second quarter of 1997. This quarter-to-quarter decrease is attributable to reduction of debt, the effect of the stronger U.S. dollar compared to European currencies, and increased interest income due to higher average cash balances.

Other income was $673,000 for the second quarter of 1998 compared to $83,000 for the second quarter of 1997. In the second quarter of 1998, income resulted primarily from receipts of $750,000 under a patent license agreement offset by foreign exchange losses. The agreement requires similar payments to be made to the Company in each of the remaining quarters of 1998.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, Switzerland, and Holland.

The Company had net income of $683,000 in the quarter ended June 27, 1998 compared to a net loss of $1.5 million in the quarter ended June 30, 1997. The increase in net income was primarily the result of increased gross profit, lower SG&A expenses, and patent license income, partially offset by foreign exchange losses of $132,000 compared to foreign exchange gains of $66,000 in the same prior year quarter.

Six months ended June 27, 1998 and June 30, 1997

Net sales increased by 1% to $65.0 million in the six months ended June 27, 1998, from $64.4 million in the six months ended June 30, 1997. International sales accounted for 48 percent of ReSound's net sales during the first six months of 1998, compared to 49 percent during the same period of 1997. International sales for the six months ended June 27, 1998 were $31.3 million, down from $31.5 million the same period last year. The decrease in international sales was the result of weaker European currencies compared to the U.S. dollar and poor hearing device market conditions in Germany and Austria together with management and employee turnover at Viennatone, the Company's Austrian subsidiary. Additionally, economic uncertainty in Japan coupled with lower shipments to the Company's Japanese distributor (to improve the balance of inventory levels to in-market sales) contributed to sales reductions in the Asia-Pacific region in the first six months of 1998 when compared to the same period last year. Sales in the U.S. and Canada increased 2 percent for the six months ended June 27, 1998, to $33.7 million from $33.0 million for the comparable prior year period. This increase was primarily due to unit volume growth being offset by declines in average unit sales prices as a result of increasing competition and product mix sales shifts from the Company's higher priced Premium Series product line to the Company's more moderately priced Encore Series product line. The Premium Series product line was enhanced by the addition of the Company's completely-in-the-canal device, the CC4, which first shipped in volume during the first quarter of 1998.

Gross profit was 54.7 percent of net sales in the first six months of 1998, compared to 53.7 percent of net sales for the same period of 1997. The improvement in gross margin was largely attributable to an improved product mix, including the addition of CC4 sales, as well as progress made in reducing custom product costs through improved manufacturing efficiencies, SKU rationalization, and lower component procurement expenses.

R&D spending during the first six months of 1998 was $8.4 million (13.0 percent of net sales) compared to $8.2 million (12.7 percent of net sales) during the same period of 1997. The increase in 1998 R&D expenses was primarily due to planned spending on the program for ReSound's Digital Signal Processing technology platforms, an increase in the development activities for the ReSound hearing enhancer program, and products being developed in alliance with Motorola.

SG&A expenses were $26.1 million (40.2 percent of net sales) for the first six months of 1998 compared to $27.0 million (41.9 percent of net sales) for the first six months of 1997. The decrease in SG&A expenses resulted primarily from the effects of improved cost controls partially offset by increased spending at Viennatone's retail operation, one-time severance costs, and incremental expenses resulting from the acquisitions of ReSound Autac in January, 1998 and Apex Acoustics, Ltd. in April, 1998.

Net interest expense was $507,000 for the first six months of 1998 compared to $782,000 for the first six months of 1997. This decrease is attributable to reduction of debt, the effect of the stronger U.S. dollar compared to European currencies, and increased interest income due to higher average cash balances.

Other income was $1.5 million for the first six months of 1998 compared to other expense of $335,000 for the first six months of 1997. In the first six months of 1998, income resulted primarily from receipts of $1.5 million under a patent license agreement. The agreement requires similar payments to be made to the Company in each of the remaining quarters of 1998. The other expense in the first six months of 1997 primarily resulted from losses on foreign exchange.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, Switzerland, and Holland.

The Company had net income of $1.7 million in the six months ended June 27, 1998 compared to a net loss of $2.4 million in the six months ended June 30, 1997. The increase in net income was primarily the result of increased gross profit, lower SG&A expenses, patent license income, and a significant reduction of foreign exchange losses, to $114,000 from $443,000 in the prior year six- month period.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 27, 1998 the Company used $902,000 of cash in operations, compared to $3.1 million in cash generated from operations in the six months ended June 30, 1997. Cash used in operations in the first six months of 1998 included an increase in accounts receivable of $3.6 million, primarily due to large tender contract shipments late in the second quarter, increasingly larger shipments of CC4 products as supplier component deliveries improved and backlog cleared, and shipments resulting from newly formed distributor relationships in Europe. Other uses of cash in operations include increases in other assets of $1.1 million and reductions in accrued liabilities of $2.7 million caused primarily by spending and other charges in connection with the Company's restructuring program initiated in the second half of 1997. The above uses of cash in operations were partially offset by non-cash charges of $3.6 million relating to depreciation and amortization, improvements in inventory management of $1.5 million, and net income for the period of $1.7 million.

Net cash used in investing activities for the six months ended June 27, 1998 of $2.6 million resulted from additions of property and equipment and cash used in the acquisitions of ReSound Autac and Apex Acoustics, Ltd. These amounts were partially offset by changes in the cumulative translation adjustment account and by $900,000 in patent fees received for licensing certain technology acquired by the Company in 1996 and 1997.

The primary financing activity in the six months ended June 27, 1998 was the payment of long-term debt of $2.8 million partially offset by proceeds of $1.2 million from the issuance of common stock.

At June 27, 1998, the Company had available cash and cash equivalents of $14.8 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements for at least the next twelve months, the Company may be required to raise additional capital for its currently envisaged long-term needs, and in connection with its previously announced restructuring program, which will commence in August, 1998, and in connection with any future acquisitions.

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

The Company anticipates that it will continue to experience, at least for the near term, lower average unit sales prices of its products due to aggressive competitive pricing and product mix shift to the Company's more moderately priced products. In order to offset this, the Company will need to increase unit sales volume, about which there can be no assurance. The Company also expects that the negative impact caused by weak economic conditions and/or reductions in government reimbursement levels available to consumers purchasing hearing devices in Austria, France, and Germany, reduced shipments to its Japanese distributor, and unsettled economic conditions in Japan will continue, at least for the near term. While the Company has mechanisms in place to lessen the negative impact of foreign currency fluctuations, continued or increased weakness of European currencies against the US Dollar also are likely to adversely impact the Company's sales in Europe. Finally, there can be no assurance that the Company will be able to complete its restructuring program in a timely manner, consolidate targeted operations successfully, and otherwise achieve the cost reductions and other restructuring benefits anticipated to result from the restructuring.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Shareholders of the Company was held on May 21, 1998.

(b)  The following directors were elected at the meeting.

                                                                  SHARES PRESENT
NOMINEE              FOR             WITHHELD         ABSTAIN     BUT NOT VOTING
-------              ---             --------         -------     --------------
Richard L. Goode     16,615,287       83,421             0              0
Russell D. Hays      16,620,918       77,790             0              0
Eugene Kleiner       16,619,718       78,990             0              0
Rodney Perkins       16,619,018       79,690             0              0
Philip S. Schlein    16,619,018       79,690             0              0
Robert C. Wilson     16,452,498      246,210             0              0


(c) The shareholders voted to authorize the amendment of the Company's 1992 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to an aggregate of 600,000 shares. The results of that vote were as follows:

                                                         SHARES
                                                       PRESENT BUT
                 IN FAVOR      OPPOSED     ABSTAIN     NOT VOTING
                ----------     -------     -------     -----------
                15,674,728     463,233     55,494        505,253

(d) The shareholders voted to ratify and approve the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998. The results of that vote were as follows:

                                                         SHARES
                                                       PRESENT BUT
                 IN FAVOR      OPPOSED     ABSTAIN     NOT VOTING
                ----------     -------     -------     -----------
                16,650,282      27,380      21,046          0

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27:  Financial data schedule

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RESOUND CORPORATION

                                   /s/ Christopher H. Pascoe
                                   ----------------------------------
                                   Christopher H. Pascoe
                                   Vice President, Corporate Controller
                                   (Principal Financial and Accounting Officer)



Date: August 7, 1998

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
-------                             -----------
27                  Financial data schedule
