Form 10-Q
period 1998-09-26
RESOUND CORP
filed 1998-11-09
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 1998 or

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

                                  Yes X No ___

The number of shares of Registrant's Common Stock issued and outstanding as of November 1, 1998 was 20,634,850 shares.





This document consists of 18 pages of which this is page 1.

PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets...................................................3

                    Consolidated Statements of Operations.........................................4

                    Consolidated Statements of Cash Flows.........................................5

                    Notes to Consolidated Financial Statements....................................6


          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations

                    Results of Operations.........................................................9

                    Liquidity and Capital Resources............................................. 12

                    Factors That May Affect Future Operating Results.............................13

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................15


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings............................................................16

          Item 2.   Changes in Securities and Use of Proceeds....................................16

          Item 3.   Defaults upon Senior Securities..............................................16

          Item 4.   Submission of Matters to a Vote of Security Holders..........................16

          Item 5.   Other Information............................................................16

          Item 6.   Exhibits and Reports on Form 8-K.............................................16


SIGNATURES.......................................................................................17

INDEX TO EXHIBITS................................................................................18

PART I.   FINANCIAL INFORMATION

          ITEM 1.  Consolidated Financial Statements:

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                 September 26,  December 31,
                                                     1998           1997
                                                   --------       --------
                                                  (Unaudited)       (Note)
Current assets:
      Cash and cash equivalents                    $ 12,800       $ 19,853
      Accounts receivable, net                       22,225         17,966
      Inventories                                    14,263         14,183
      Other current assets                            2,832          2,125
                                                   --------       --------
                  Total current assets               52,120         54,127

Property and equipment, net                          11,226         10,838
Goodwill                                             13,595         20,217
Other assets                                          3,076          4,593
                                                   --------       --------
                                                   $ 80,017       $ 89,775
                                                   ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Bank loans                                   $  3,680       $  1,663
      Accounts payable                                8,193          8,735
      Accrued liabilities                            23,284         19,484
      Long-term debt, current portion                 2,524          4,362
                                                   --------       --------
                  Total current liabilities          37,681         34,244

Long-term liabilities:
      Long-term debt, non-current portion            12,579         14,274
      Employee benefits                               3,987          3,738
      Other accrued liabilities                          --            500
                                                   --------       --------
                  Total long-term liabilities        16,566         18,512

Shareholders' equity:
      Common stock                                   98,449         96,785
      Accumulated deficit                           (73,414)       (57,878)
      Cumulative translation adjustment                 735         (1,888)
                                                   --------       --------
                  Total shareholders' equity         25,770         37,019
                                                   --------       --------
                                                   $ 80,017       $ 89,775
                                                   ========       ========




Note: The balance sheet at December 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to consolidated financial statements.

                              RESOUND CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                Sept. 26,        Sept. 30,        Sept. 26,        Sept. 30,
                                                  1998             1997             1998             1997
                                                --------         --------         --------         --------
Net sales                                       $ 30,255         $ 31,934         $ 95,282         $ 96,376
Cost of sales                                     16,505(1)        16,224(2)        45,949(1)        46,066(2)
                                                --------         --------         --------         --------
         Gross profit                             13,750           15,710           49,333           50,310

Operating expenses
      Research and development                     3,120            4,244           11,567           12,443
      Selling, general and administrative         16,632(1)        13,028(2)        42,747(1)        40,026(2)
      Restructuring and other charges             11,846(1)        11,184(2)        11,846(1)        11,184(2)
                                                --------         --------         --------         --------
                  Total operating expenses        31,598           28,456           66,160           63,653
                                                --------         --------         --------         --------

Loss from operations                             (17,848)         (12,746)         (16,827)         (13,343)

      Interest expense, net                         (225)            (296)            (732)          (1,078)
      Other income (expense), net                  1,061              (36)           2,581             (371)
                                                --------         --------         --------         --------
Loss before income taxes                         (17,012)         (13,078)         (14,978)         (14,792)

Provision for income taxes (3)                       180              217              558              896
                                                --------         --------         --------         --------

Net loss                                         (17,192)         (13,295)         (15,536)         (15,688)

Preferred dividends                                   --              (75)              --             (225)
                                                --------         --------         --------         --------

Net loss applicable to common shareholders      $(17,192)        $(13,370)        $(15,536)        $(15,913)
                                                ========         ========         ========         ========

Basic and diluted net loss per common share     $  (0.84)        $  (0.69)        $  (0.76)        $  (0.82)
                                                ========         ========         ========         ========

Shares used in basic and diluted net
     loss per common share calculation            20,504           19,441           20,416           19,391
                                                ========         ========         ========         ========








(1) Includes special charges of $16.6 million as follows: cost of sales -- $1.8 million; selling, general and administrative -- $3.0 million; restructuring and other charges -- $11.8 million (of which $8.1 million is the result of write-down of goodwill).

(2) Includes special charges of $13.6 million as follows: cost of sales -- $1.8 million; selling, general and administrative -- $0.6 million; restructuring and other charges -- $11.2 million (of which $10.3 million is the result of write-down of goodwill).

(3)  Consists principally of state and foreign income taxes.

See notes to consolidated financial statements.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (in thousands)
                                   (Unaudited)


                                                                                 Nine Months Ended
                                                                              -----------------------
                                                                              Sept. 26,     Sept. 30,
                                                                                1998          1997
                                                                              --------      --------
Cash flows from operating activities:
      Net loss                                                                $(15,536)     $(15,688)

      Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                        6,439         3,977
            Restructuring and other charges                                     11,846        10,688
      Changes in assets and liabilities:
            Accounts receivable                                                 (3,690)          383
            Inventories                                                          1,433         7,233
            Other assets                                                        (2,963)       (1,169)
            Accounts payable                                                      (906)       (2,836)
            Accrued liabilities                                                 (1,064)          (51)
                                                                              --------      --------
                  Net cash provided by (used in) operating activities           (4,441)        2,537

Cash flows from investing activities:
      Acquisition of ReSound Autac                                                (401)           --
      Acquisition of Apex Acoustics, Ltd.                                         (750)           --
      Patent license fees                                                          900         1,800
      Change in cumulative translation adjustment                                3,327         2,176
      Additions of property and equipment                                       (5,294)       (1,028)
                                                                              --------      --------
                  Net cash provided by (used in) investing activities           (2,218)        2,948

Cash flows from financing activities:
      Payments on long-term debt                                                (3,442)       (2,116)
      Bank loans                                                                 1,384           395
      Issuance of common stock                                                   1,664           544
                                                                              --------      --------
                  Net cash used in financing activities                           (394)       (1,177)
                                                                              --------      --------

Net increase (decrease) in cash and cash equivalents                            (7,053)        4,308
Cash and cash equivalents at the beginning of the period                        19,853         7,980
                                                                              --------      --------
Cash and cash equivalents at the end of the period                            $ 12,800      $ 12,288
                                                                              ========      ========

Supplemental disclosure of cash flow information:
      Cash paid during the period for:
            Interest                                                          $    887      $  1,259
            Income taxes                                                      $    509      $  1,086
Supplemental schedule of non-cash investing and financing activities:
      Accrual of preferred stock dividend                                           --      $    225






See notes to consolidated financial statements.

                               ReSound Corporation
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

In 1998, the Company adopted the policy of closing its fiscal quarters on the last Saturday falling within the calendar quarter, except that the fiscal year will end at the calendar year end.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirement. Common equivalent shares from stock options are excluded from the computation of diluted net loss per common share for all periods presented as their effect is antidilutive.

Had the Company been in a net income position for the three months and nine months ended September 26, 1998, diluted earnings per share for those periods would have included 494,587 shares and 676,537 shares, respectively, related to outstanding options not included above.

Had the Company been in a net income position for the three months and nine months ended September 30, 1997, diluted earnings per share for those periods would have included 397,000 shares and 182,000 shares, respectively, related to outstanding options not included above.

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

During the third quarters of 1998 and 1997, total comprehensive loss amounted to $14,615,000 and $12,670,000, respectively. During the first nine months of 1998 and 1997, total comprehensive loss amounted to $12,913,000 and $17,864,000, respectively.

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

NOTE B - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. The components of inventory consist of the following (in thousands):

                                                  September 26,        December 31,
                                                      1998                1997
                                                     -------             -------
Raw materials                                        $ 8,440             $ 9,191
Work in process                                        2,787               2,869
Finished products                                      3,036               2,123
                                                     -------             -------
                                                     $14,263             $14,183
                                                     =======             =======

NOTE C - ACCOUNTING FOR INCOME TAXES

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, and Holland.

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
                                                       =======

As part of the Company's strategic restructuring program announced in the third quarter of 1998, the goodwill associated with the purchase of ReSound Autac GmbH was written off during the third quarter of 1998.

NOTE E - APEX ACOUSTICS, LTD. ACQUISITION

In April 1998, ReSound-Viennatone Ltd. acquired all of the assets and liabilities of Apex Acoustics, Ltd. from the Ultratone Group, the largest hearing device retail chain in the United Kingdom, for $750,000. Concurrent with the acquisition, the Company entered into a multi-year supply agreement with Ultratone for custom hearing devices.

The allocation of the purchase price was as follows (in thousands):

                  Working capital acquired               $494
                  Property and equipment, net             135
                  Goodwill                                121
                                                         ----

                        Total purchase price             $750
                                                         ====

NOTE F - SPECIAL CHARGES

In the third quarter of 1998, the Company announced a strategic restructuring program designed to realign the Company's organizational structure, streamline internal processes, and consolidate facilities worldwide in order to achieve sustained profitability. This program is anticipated to result in a work force reduction of up to 100 people worldwide and special charges in the second half of 1998 of up to $18.0 million. Of this estimated amount, approximately $9.5 million reflects non-cash items for the write-down of goodwill and discontinued product lines. The remaining charges of up to $8.5 million reflect cash and non-cash items pertaining primarily to employee severance and consolidation activities.

In the third quarter of 1998, the Company recorded special charges associated with this restructuring program of $16.6 million as follows: Cost of sales -- $1.8 million (for write-down of inventories to net realizable value and losses on supplier commitments); Selling, general and administrative -- $3.0 million (for write-down of capital assets to fair value and other exit costs); Restructuring and other --

$11.8 million (for write-down of goodwill -- $8.1 million, and employee termination benefits and lease termination costs -- $3.7 million). The Company anticipates incurring up to an additional $1.4 million in special charges in the fourth quarter of 1998 relating to this strategic restructuring program. The remaining 1997 restructuring accrual of approximately $500,000 at the end of the third quarter 1998 will be fully utilized by mid-year 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, which can be identified by words such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend," and the like. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated in the statements. These risks and uncertainties are discussed in the section below entitled "Factors That May Affect Future Operating Results" and in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Three months ended September 26, 1998 and September 30, 1997

Net sales decreased by 5 percent to $30.3 million in the quarter ended September 26, 1998, from $31.9 million in the quarter ended September 30, 1997. International sales accounted for 47 percent of the Company's net sales during the third quarter of 1998 compared to 45 percent during the third quarter of 1997. International sales for the third quarter of 1998 were $14.4 million, a decrease of 1 percent from the same quarter last year. The quarter-to-quarter decrease in international sales was the result of poor hearing device market conditions in Germany and Austria and lower shipments to the Company's Japanese distributor as a result of poor economic conditions in Japan. Furthermore, the Company's Austrian export business with Eastern Europe was negatively impacted by the current economic and political turmoil occurring in that part of the world. These revenue losses, however, were partially offset by double-digit percentage sales growth at the Company's sales subsidiaries in Holland, Sweden, Switzerland, and the UK, as well as increased sales to new customers in Latin America and Asia. Sales in the U.S. and Canada decreased by 9 percent to $15.9 million in the quarter ended September 26, 1998, from $17.5 million in the quarter ended September 30, 1997, primarily due to increased pricing pressures on analog devices, erosion of the Company's Sonar Hearing Health business, and an understaffed U.S. sales force.

Gross profit was 45.4 percent of net sales in the third quarter of 1998 compared to 49.2 percent of net sales in the third quarter of 1997. The quarter-to-quarter decrease in gross profit was largely attributable to market pricing pressures on analog devices, unabsorbed overhead costs resulting from volume reductions of custom hearing devices, a decline in the product mix of higher margin behind-the-ear devices, and a decrease in direct labor efficiency due to new hires. Special charges of $1.8 million for write-down of inventories and losses on supplier commitments were incurred in the third quarters of both 1998 and 1997. Excluding special charges, gross profit for the third quarter of 1998 was 51.4 percent of net sales compared to 54.8 percent of net sales for the same period last year.

Research and development ("R&D") spending during the third quarter of 1998 was $3.1 million (10.3 percent of net sales) compared to $4.2 million (13.3 percent of net sales) during the same quarter of 1997. The quarter-to-quarter decrease in R&D spending was primarily due to the near completion of the developmental phase of the ReSound Digital 5000, the Company's Digital Signal Processing technology platform.

Selling, general and administrative ("SG&A") expenses were $16.6 million (55.0 percent of net sales) during the third quarter of 1998 compared to $13.0 million (40.8 percent of net sales) during the same quarter of 1997. The quarter-to-quarter increase in SG&A expenses was primarily due to a $3.0 million charge relating to facilities consolidation and other expenses under the Company's restructuring program as well as additional expenses resulting from this year's acquisitions of ReSound Autac and Apex Acoustics. Excluding special charges, SG&A expenses were $13.6 million (45.1 percent of net sales) during the third quarter of 1998 compared to $12.4 million (38.9 percent of net sales) during the same period last year.

Net interest expense was $225,000 for the third quarter of 1998 compared to $296,000 for the third quarter of 1997. This quarter-to-quarter decrease was primarily attributable to a reduced level of debt.

Other income was $1.1 million for the third quarter of 1998 compared to other expense of $36,000 for the third quarter of 1997. In the third quarter of 1998, income primarily resulted from receipts of $750,000 under a patent license agreement. This agreement requires similar payments to be made to the Company in the fourth quarter of 1998. The other expense in the third quarter of 1997 primarily resulted from losses on foreign exchange.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, and Holland.

The Company had a net loss of $17.2 million in the quarter ended September 26, 1998 compared to a net loss of $13.3 million in the quarter ended September 30, 1997. Excluding the impact of special charges, the Company had a net loss of $0.6 million in the third quarter of 1998 compared to net income of $0.3 million in the same prior year period. The quarter-to-quarter decrease in net income was primarily attributable to decreased gross profit and increased SG&A expenses, partially offset by patent license income.

Nine months ended September 26, 1998 and September 30, 1997

Net sales decreased by 1 percent to $95.3 million in the nine months ended September 26, 1998, from $96.4 million in the nine months ended September 30, 1997. International sales accounted for 48 percent of the Company's net sales during the first nine months of 1998 compared to 49 percent during the first nine months of 1997. International sales for the nine months ended September 26, 1998 were $45.7 million, down from $47.5 million in the same period last year. The decrease in international sales was the result of weaker European currencies compared to the U.S. dollar and poor hearing device market conditions in Germany and Austria together with management and employee turnover at Viennatone, the Company's Austrian subsidiary. Additionally, economic uncertainty in Japan coupled with lower shipments to the Company's Japanese distributor contributed to sales reductions in the Asia-Pacific region in the first nine months of 1998 when compared to the same period last year. Sales in the U.S. and Canada increased 1 percent for the nine months ended September 26, 1998 to $49.6 million from $48.9 million for the comparable prior year period. Although total units shipped increased, sales were flat primarily due to increased pricing pressures on analog devices and product mix sales shifts from the Company's higher priced Premium Series product line to the Company's more moderately priced Encore Series product line.

Gross profit was 51.8 percent of net sales in the first nine months of 1998 compared to 52.2 percent of net sales in the same period of 1997. The decrease in gross profit was largely attributable to market pricing pressures on analog devices, unabsorbed overhead costs resulting from volume reductions of custom hearing devices, a decline in the product mix of higher margin behind-the-ear devices, and a decrease in direct labor efficiency due to new hires. Special charges of $1.8 million for write-down of inventories and losses on supplier commitments were incurred in the first nine months of both 1998 and 1997. Excluding special charges, gross profit for the first nine months of 1998 was
53.7 percent of net sales compared to 54.1 percent of net sales for the same period last year.

R&D spending during the first nine months of 1998 was $11.6 million (12.1 percent of net sales) compared to $12.4 million (12.9 percent of net sales) during the same period of 1997. R&D spending was primarily for the Company's Digital Signal Processing technology platforms, the ReSound hearing enhancer program, and products being developed in alliance with Motorola.

SG&A expenses were $42.7 million (44.9 percent of net sales) during the first nine months of 1998 compared to $40.0 million (41.5 percent of net sales) during the first nine months of 1997. The increase in SG&A expenses was due primarily to a $3.0 million charge relating to the Company's restructuring program and incremental expenses resulting from this year's acquisitions of ReSound Autac and Apex Acoustics. Excluding special charges, SG&A expenses were $39.7 million (41.7 percent of net sales) during the first nine months of 1998 compared to $39.4 million (40.9 percent of net sales) during the same period last year.

Net interest expense was $732,000 for the first nine months of 1998 compared to $1.1 million for the first nine months of 1997. This decrease was attributable to reduction of debt and increased interest income due to higher average cash balances.

Other income was $2.6 million for the first nine months of 1998 compared to other expense of $371,000 for the first nine months of 1997. In the first nine months of 1998, income resulted primarily from receipts of $2.3 million under a patent license agreement. This agreement requires additional payments of $750,000 to be made to the Company in the fourth quarter of 1998. The other expense in the first nine months of 1997 resulted primarily from losses on foreign exchange.

Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany, and Holland.

The Company had a net loss of $15.5 million in the nine months ended September 26, 1998 compared to a net loss of $15.7 million in the nine months ended September 30, 1997. Excluding the impact of special charges, the Company had net income of $1.1 million in the first nine months of 1998 compared to a net loss of $2.1 million in the first nine months of 1997. The increase in net income was primarily the result of patent license income.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 26, 1998, the Company used $4.4 million of cash in operations compared to $2.5 million in cash generated from operations in the nine months ended September 30, 1997. In addition to the $15.5 million net loss for the nine-month period, cash used in operations for 1998 included an increase in accounts receivable of $3.7 million primarily due to new customer relationships in markets where customer repayment terms are longer than those traditionally experienced by the Company. Other uses of cash in operations include: (1) increases in other assets of $3.0 million due primarily to a strengthening of certain European currencies vis-a-vis the U.S. dollar; and (2) decreases in accrued liabilities and accounts payable of $2.0 million caused primarily by spending and other charges in connection with the Company's restructuring program. The above uses of cash in operations were partially offset by non-cash charges of $11.8 million associated with the third quarter restructuring charge, non-cash charges of $6.4 million relating to depreciation and amortization, and improvements in inventory management of $1.4 million.

Net cash used in investing activities for the nine months ended September 26, 1998 of $2.2 million resulted from additions of property and equipment and cash used in the acquisitions of ReSound Autac and Apex Acoustics, Ltd. These amounts were partially offset by changes in the cumulative translation adjustment account and by $900,000 in patent fees received for licensing certain technology acquired by the Company in 1996 and 1997.

The primary financing activity in the nine months ended September 26, 1998 was the payment of long-term debt of $3.4 million partially offset by proceeds of $1.7 million from the issuance of common stock and additional funds from bank loans of $1.4 million.

At September 26, 1998, the Company had available cash and cash equivalents of $12.8 million. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements for at least the next twelve months, the Company may be required to raise additional capital for its currently envisaged long-term needs, implementation of the Company's restructuring program, and in connection with any future acquisitions.

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

The Company anticipates that it will continue to experience, at least for the near term, lower average unit sales prices of its analog products due to aggressive competitive pricing and product mix shift to the Company's more moderately priced products. In order to offset this, the Company will need to increase unit sales volume, about which there can be no assurance. The Company also expects that the negative impact caused by weak economic conditions and/or reductions in government reimbursement levels available to consumers purchasing hearing devices in Austria, France, and Germany, reduced shipments to its Japanese distributor, and unsettled economic conditions in Japan will continue, at least for the near term. While the Company has mechanisms in place to lessen the negative impact of foreign currency fluctuations, any further weakness of European currencies against the U.S. Dollar is likely to adversely impact the Company's sales in Europe. Finally, there can be no assurance that the Company will be able to complete its restructuring program in a timely manner, consolidate targeted operations successfully, and otherwise achieve the cost reductions and other restructuring benefits anticipated to result from the restructuring.

On January 1, 1999, eleven of the fifteen member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies and the Euro and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legal currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash transactions can be made in Euros, and parties can elect to pay for goods and services and transact business using either the Euro or legal currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company is also assessing its information technology systems to allow transactions to take place in both the legacy currencies and the Euro, and to allow for the eventual elimination of the legacy currencies. Additionally, the Company is reviewing whether certain existing contracts will need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving the introduction of the Euro. Based on the Company's assessment of current information, it is not expected that the Euro conversion will have a material adverse effect on its business or financial condition.

The Company is in the process of assessing the impact that the arrival of the year 2000 may have on its business and operations. This issue arises because many of the computer systems and software products currently in use are coded to accept only two digit entries in the date code field. When the year 2000 arrives, these date code fields will have to accept four digit entries to distinguish between dates in the twentieth century from those in the twenty-first. There is widespread concern that, given the extent to which computers, software and integrated circuits have come to permeate every facet of today's society, including in the world of commerce, the failure to distinguish between dates beginning with "19" and those beginning with "20" may cause widespread disruption to the conduct of business, in the United States and throughout the world.

In response to these concerns, the Company launched a program to assess the impact of the year 2000 on its products, operations and business and on the products, operations and businesses of those third-party vendors and suppliers with which the Company has material relationships.

In assessing the impact on operations, the Company is undertaking an inventory of the various hardware platforms and software products used throughout the Company. These include centralized software applications used by the Company to manage its core operations, such as supply chain management, engineering, customer service and accounting, desktop applications used by Company employees, and infrastructure hardware such as mid-range platforms, desktop PCs, and plant floor equipment.

The Company's inventory of centralized and desktop software applications is complete. The Company is working to complete its inventory of infrastructure hardware by December 1998.

The next step in the assessment process is to determine whether or not the infrastructure hardware and various software applications used by the Company are year 2000 compliant; that is, whether the arrival of the year 2000 will cause the subject hardware or software to malfunction or cause a disruption to the Company's operations.

The Company has determined that year 2000 issues exist with certain of the desktop software applications in use throughout the Company. The Company intends to implement solutions to these issues as they become available from the vendors of such desktop applications. To the extent that solutions are not made available by the vendors of such products, the Company will replace such products with equivalent year 2000 compliant desktop applications. The Company expects that by March 1999, it will have implemented vendor-provided solutions to these issues or have begun a program to implement replacement applications.

The Company has determined that its supply chain management, customer service, and accounting software applications may have year 2000 issues. However, the Company had previously intended to and is in the process of upgrading such software applications, which upgrades are designed to resolve any year 2000 issues. The timing of and expense associated with such upgrades have not been affected by the need to address year 2000 concerns.

The Company's assessment of the year 2000 readiness of its infrastructure hardware and engineering software awaits completion of the inventory.

In addition to assessing the impact of the year 2000 on its internal operations, the Company has also undertaken to assess the impact of the year 2000 on its products. The Company is currently assessing the impact of the year 2000 on its hearing devices and fitting systems software products and has initiated communications with vendors of critical components to assess the year 2000 compliance of such components and such vendors' state of readiness for the year 2000. The Company is working to complete an assessment of the impact of the year 2000 on its hearing devices and fitting systems software products by the end of January 1999. Additionally, by the end of January 1999, the Company anticipates having completed an assessment of the impact of the year 2000 on the vendors of critical components and their products.

To date the Company has incurred minimal incremental expenditures in assessing the impact of the year 2000. Such amounts have been expensed as incurred. Until completion of the inventory and assessments described above, estimates of the total costs to the Company of addressing the year 2000 problem cannot be made. However, the Company does not currently anticipate that such costs will be material to the Company's business, results of operations or financial condition.

As previously reported, the Company plans that, by March 1999, it will have completed its year 2000 assessment and put in place any required hardware or software modifications and replacements.

The Company believes that a significant risk it faces from the year 2000 is risk that is outside of its control. Notwithstanding written assurances from the Company's vendors regarding year 2000 compliance, there is no guarantee that the year 2000 will not cause a disruption in supply of critical components. Given the Company's reliance on suppliers of critical, sole-sourced components for its hearing devices, the Company is relying on these suppliers to address the year 2000 issues in their own products and operations, and the failure of such suppliers to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations.

The discussion of the Company's efforts and expectations relating to year 2000 compliance are forward-looking statements. The Company's ability to achieve year 2000 compliance both with respect to its internal operations and its products, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, failure to identify all susceptible systems or products, the availability and costs of upgrades to hardware platforms and software products necessary to achieve year 2000 compliance, the availability and costs of alternative hardware platforms and software products that may be necessary to replace non year-2000 compliant products, the actions of vendors with respect to components critical to the Company's products, particularly sole-sourced components, and unanticipated problems identified in the Company's ongoing assessment. Any of such factors could have a material adverse effect on the Company's business, financial condition, and results of operations.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          During the third quarter, the Board of Directors approved the entering into by the Company of new change of control agreements with executive officers. These agreements would replace any change of control agreements currently in place between the Company and executive officers. The form of new change of control agreement is attached as
          Exhibit 10.35.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 10.35:  Amended and Restated Change of Control Agreement

               Exhibit 27.01:  Financial Data Schedule

          (b)  Reports on Form 8-K
               None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RESOUND CORPORATION



                                    /s/Laureen DeBuono
                                    Laureen DeBuono
                                    Executive Vice President, Chief Operating
                                    Officer & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date: November 9, 1998

                                INDEX TO EXHIBITS



Exhibit
Number                  Description
-------                 -----------
10.35               Amended and Restated Change of Control Agreement

27.01               Financial Data Schedule