Form 10-K405
period 1998-12-31
RESOUND CORP
filed 1999-03-30
CIK 846463

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

                 For the Fiscal Year Ended December 31, 1998, or

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

        220 Saginaw Drive, Seaport Centre, Redwood City, California 94063
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (650) 780-7800
                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                         Preferred Share Purchase Rights

                       ----------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $53,116,000 as of February 26, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 20,846,169 shares of the Registrant's common stock issued and outstanding as of February 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on May 28, 1999.

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

Encore, ReSound and ReSource are registered trademarks of, and Advanced Program Selection, APS, Avance, Cochlea Dynamics, Digital Cochlea Dynamics, P3, Premium, ReSound Digital, Tradition and True Feedback Cancellation are trademarks of, ReSound Corporation. CommPort is a registered trademark of Motorola, Inc. ("Motorola").

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         Founded in 1984, ReSound Corporation (together with its wholly-owned subsidiaries, "ReSound" or the "Company") is a corporation organized under the laws of the State of California. The Company is a hearing health care and human communications company that designs, develops, manufactures and sells technologically advanced hearing and communications devices. The Company's products utilize proprietary sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined by ReSound. ReSound's Multiband Full Dynamic Range Compression ("MFDRC") sound processing technology enables the Company's hearing devices to be individually programmed to adjust the amplification of sound continuously in response to the acoustic environment and a customer's residual range of hearing. The Company offers its MFDRC sound processing technology in In-the-Ear ("ITE"), Behind-the-Ear ("BTE"), In-the-Canal ("ITC"), and Completely-in-the-Canal ("CIC") versions of its hearing healthcare products.

         ReSound's MFDRC sound processing technology is also found in the Company's newly introduced CommPort communications device, an integrated microphone and speaker system developed jointly with Motorola to provide firefighters, police officers and other public safety personnel with a hands-free, comfortable and high performance personal interface with communications equipment.

         Since inception, the Company has sold approximately 1.2 million hearing devices worldwide. ReSound currently distributes its hearing healthcare products through more than 10,000 audiologists and hearing device retail locations in over 35 countries. The Company also sells its hearing healthcare products to retail chains and hearing device dispensers through wholly-owned subsidiaries in Germany, the Netherlands, the United Kingdom, Ireland, France, Austria, Sweden, Switzerland and Australia and has non-exclusive distribution agreements with retail chains and single stores in Canada, Italy, Austria, Spain, Belgium, and Denmark. The Company also operates a joint venture, ReSound Asia Ltd., which operates a retail store in Hong Kong. The Company has exclusive distribution agreements for Japan with Hoya Medical Corporation and for South Korea with Kwang

Woo International, Inc. The Company manufactures the CommPort device for marketing and sale by Motorola.

         In January 1998, ReSound Autac GmbH, a newly formed subsidiary of the Company located in Zurich, Switzerland, acquired all of the assets and liabilities of a former Swiss distributor for $401,000. In April 1998, ReSound - Viennatone Ltd. (a U.K. company) acquired all of the assets and liabilities of Apex Acoustics, Ltd. from the Ultratone Group, the largest hearing device retail chain in the United Kingdom for $750,000. In September 1998, Viennatone AG acquired the minority interest it did not already own in Viennatone BVG, its subsidiary retail operation, and in November 1998, sold 100% of the shares of Viennatone BVG to the Amplifon Group, a European hearing instruments retail distribution company, headquartered in Italy. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions and Strategic Alliances".

PRODUCTS

         Core Sound Processing Technology

         The Company's core sound processing technology is a proprietary sound processing technology originally developed by AT&T Bell Laboratories and subsequently enhanced and refined by ReSound. The Company's MFDRC sound processing technology allows the Company's hearing devices to be individually programmed to adjust the amplification of sound continuously in response to the acoustic environment and the wearer's residual range of hearing. MFDRC sound processing technology operates across the full dynamic range of speech, separating incoming sounds into multiple frequency bands (two bands in the case of the Company's analog products, and up to fourteen bands in the Company's newly introduced ReSound Digital 5000 Series of products) and amplifying low and high intensity sounds differently within each band. Low intensity, high frequency consonant sounds that are critical to speech intelligibility can be amplified more than sounds that are already loud, such as background noise. Consequently, since most sounds are amplified to an appropriate loudness and over-amplification is avoided, speech intelligibility and listening comfort may be greatly improved for many persons with hearing impairment.

         In 1996, ReSound introduced its "Cochlea Dynamics" sound processing technology, an enhanced version of its patented MFDRC technology. While offering equivalent or improved performance compared to the Company's earlier sound processing technology, Cochlea Dynamics allowed for an integrated circuit that is 40% smaller and consumes about 30% less power. Given these size and power advantages, the Company's Cochlea Dynamics sound processing technology was featured in the Company's first CIC device. Hearing devices incorporating this advanced sound processing technology can be digitally programmed to fit a wide range of hearing losses and configurations. Using automatic multiband full dynamic range compression circuitry, the devices specifically address a common psychoacoustic problem called "loudness recruitment" associated with sensorineural hearing loss. Incoming sound is separated into low and high frequency bands for independent processing, and maximum gain is applied to the softest speech components while progressively lower gain is provided for higher intensity sounds. Very weak high frequency sounds like consonants are therefore amplified much more than intense speech sounds such as vowels. This leads to better speech understanding for the hearing-impaired user of the Company's hearing devices, since the signals are now audible, yet not uncomfortably loud.

         The Company's latest MFDRC sound processing technology can be found in its recently launched ReSound Digital 5000 Series of products. These products use a powerful and flexible, software-based, digital signal processing platform that supports powerful algorithms, including Digital Cochlea Dynamics sound processing, Dual Microphone Technology, Adaptive True Feedback

Cancellation and Multiband Noise Reduction. The Company believes that the Digital Cochlea Dynamics sound processing software found in its new line of digital products closely mimics the function of the human ear by dividing the hearing spectrum into fourteen independent frequency bands and applying multiband compression in each band. This makes for a very flexible system that allows for compensation of a wide variety of hearing loss configurations.

         The Company also markets and sells other products incorporating its own sound processing technology. After the acquisition of the hearing healthcare business activity of Minnesota Mining and Manufacturing Company in 1996, the Company renamed the business Sonar Hearing Health Corporation ("SHH") and began to market and sell the "Sonar" brand of products. SHH offers a full line of programmable and non-programmable hearing instruments in both BTE and custom models. SHH's non-programmable product line incorporates nonproprietary, nonlinear sound processing into ITC and ITE custom hearing devices. SHH's programmable product lines incorporate sound processing technology on proprietary integrated circuits to separate incoming sounds into two frequency bands and provide independent processing in the two bands. Thus, low intensity, high frequency sounds can be processed differently than high level, low frequency sound such as background noise.

         In December 1994, the Company acquired Viennatone AG, a hearing instrument manufacturer headquartered in Vienna, Austria. The Viennatone product line consists of programmable and non-programmable products that span all segments of the market, from BTE products to high power instruments with a large number of options. While Viennatone's earlier product offerings incorporated non-proprietary, linear sound processing technology, its newer product offerings incorporate patented, non-linear sound processing technology designed to improve performance in situations involving background noise and to avoid the need for manual volume control. In 1995, Viennatone patented its adaptive zoom technology. The concept uses two miniature microphones connected to a signal processing circuit to selectively enhance sounds coming from the front (typically desirable speech) over ambient sound (typically undesirable noise). The zoom technology is designed to improve signal to noise ratio and help hearing impaired users understand speech in difficult listening environments. The experience derived from this development effort benefited the Company in the development of its new ReSound Digital 5000 Series of products.

         New Products Introduced in 1998

         Hearing Healthcare

         ReSound introduced three new product platforms in 1998. In October 1998, the Company launched the ReSound Digital 5000 family of products, including three non-custom, BTE models, the BT5, BZ5 and BP5, and two custom ITE models, the ED5 and EZ5. These devices are built on a software-based, digital signal processing platform offering unique advantages to a dispenser and the end user. The flexible architecture supports powerful algorithms including Digital Cochlea Dynamics sound processing, Dual Microphone Technology, Adaptive True Feedback Cancellation and Multiband Noise Reduction. The Company believes that Digital Cochlea Dynamics sound processing technology most closely mimics the function of the human ear by dividing the hearing spectrum into fourteen independent frequency bands and applying multiband compression in each of the bands. The multiple bands make the system very flexible and allow for compensation of a wide variety of hearing loss configurations. The Dual Microphone Technology improves signal-to-noise ratio and helps the user focus on specific sounds in the presence of certain noisy backgrounds. Speech clarity is optimized through the use of digitally matched microphones and programmable directional patterns to meet individual listening requirements. Adaptive True Feedback Cancellation eliminates feedback, the annoying whistle heard from hearing devices which do not fit snugly or when an object is placed close to an operating unit. Unlike other methods currently in use, the ReSound Digital 5000 device eliminates feedback without affecting the gain or frequency response of the system. Multiband Noise Reduction processing enhances speech clarity and the overall quality of sounds in quiet and in noise. In addition, the BTE models feature a proprietary gold-plating process which eliminates interference from digital cellular telephones.

         A completely new software fitting and programming system, ReSource II, was launched with the ReSound Digital 5000 Series of products. The ReSource II fitting software comes in two configurations, a software module for use with the NOAH industry standard platform, and a stand-alone version that can run on any PC platform. ReSource II offers three sophistication levels for fitting and fine-tuning. It also supports new fitting algorithms, digital loudness growth measurements and a convenient interface with SoundPro, a software program that allows hearing professionals to simulate a variety of sound environments and speech passages for use during fitting.

         In the fourth quarter of 1998, the Company launched the Avance hearing enhancer into selected test markets in the United States and the United Kingdom. The Avance hearing enhancer is targeted at the large, underserved, mild to moderate hearing-impaired segment of the market that would rather tolerate hearing impairment than go through the time and expense of being fitted with a traditional hearing device. Its unique form factor makes it lightweight, comfortable, easy to use and nearly invisible when worn. The product is designed to be easy to fit and is very competitively priced when compared to traditional hearing devices. In January 1999, hearing professionals in four additional cities in the U.S. were trained to dispense the Avance hearing enhancer. In the first half of 1999, other international markets including Germany, the Netherlands, Italy, Hong Kong, Singapore and Australia will begin test marketing the product.

         Communications

         The Company's joint development efforts with Motorola resulted in the joint announcement of the introduction of the CommPort device in September 1998. The CommPort is an integrated microphone and speaker system, designed to enhance communications by providing firefighters, police officers and other public safety personnel with a hands-free, comfortable and high performance personal interface with two-way radios and other communications equipment. The Company manufactures the CommPort device on an OEM basis for marketing and sale by Motorola. The Company expects that its joint development effort with Motorola will result in further technological developments that can be incorporated into other products for marketing and sale into other segments of the communications market and the hearing healthcare market.

         Current ReSound Brand Products

         In addition to the top-of-the-line ReSound Digital 5000 family of products, the Company's product lines include the Premium Series line of products, the midrange Encore Series line and the Tradition Series line. Each of these lines of products incorporates the Company's proprietary MFDRC sound processing technology.

         The Premium Series line of products are multichannel, multiprogram devices. They can support two or three listening programs with an optional ultrasonic remote control and feature optional telecoil and direct audio input capability. The Encore Series products come with a single listening program. Both the Premium and Encore products are digitally programmable using the ReSound fitting systems which comprise the P3 proprietary portable prescriptive programmer and the

ReSource fitting module for the industry standard platform, NOAH. In late 1995, the Company introduced a new line of products called the Tradition Series. The Tradition Series hearing instruments contain the proven Cochlea Dynamics sound processing, and can be digitally programmed either in the factory or at the point-of-sale using the Company's proprietary ReSource fitting software. The Tradition Series products feature seven programs derived from a patient's audiometric data using a proprietary clustering technique applied to a database of successful ReSound fittings. The Tradition Series products are available in BTE and ITE configurations.

         Within each product line, there are different configurations. The behind-the-ear or BTE version is a non-custom product worn over and behind the ear. The device contains a microphone, sound processing electronics, a receiver or speaker and an appropriate battery in a plastic case and a sound output tube which attaches to a custom earmold. U.S. retail prices for the Company's digitally programmable BTE devices typically range from $1,100 to $2,250 for a single device. The BTE version is still very popular in Europe. The in-the-ear or ITE version comprises a custom shell that matches the ear impression. The shell contains a microphone, sound processing electronics and a receiver. The shell fills the concha area of the patient's ear. U.S. retail prices for the Company's ITE products typically range from $1,200 to $2,300 for a monaural (single ear) fitting. The in-the-canal or ITC version is similar to the ITE, but smaller; it fits in the ear canal. The completely-in-the-canal or CIC version is the smallest custom configuration. This model fits completely in the ear canal and is the most cosmetically appealing custom version. U.S. retail prices for the Company's ITC and CIC products typically range from $1,800 to $2,800 per unit. ITE, ITC and CIC configurations constitute the custom category, and these products are very popular in the United States and in some parts of Asia and Europe.

         During 1997, several products were added to the Company's product lines. The Premium Series BTE model, the BT4, was introduced in April 1997. This device incorporates Cochlea Dynamics sound processing technology in a custom-designed case available in a variety of colors. The innovative case design allows dispensers to easily change the configuration of the device from an adult to a pediatric version and from one case color to another. Telecoil and direct audio input are standard features. The BT4 offers an integrated solution for the pediatric population with moderate to severe hearing losses.

         In the third quarter of 1997, the ITC model, the IE4, was launched. The IE4 is the smallest Encore Series product from ReSound. It is fully programmable and has a single listening program.

         During the fourth quarter of 1997, ReSound introduced the CC4, a CIC, Premium Series product. By reducing the size of one of the critical component chips, the overall hybrid size was reduced by 50%. Therefore, the CC4 offers advanced technology in a small and attractive package. The device, when worn, sits completely in the patient's ear canal and is cosmetically very appealing. The CC4 also has a smooth frequency response due to improved receiver construction. The CC4 combines the benefits of deep microphone placement in the ear canal and the smaller residual volume between the instrument and the eardrum with improvements in circuit design to offer improved sound quality and 30% less current drain than the standard hybrid. In certain key markets, the CC4 is built using a new shell material for improved strength and durability.

         Fitting Systems

         The ReSource II fitting system now supports all programmable ReSound brand products. Dispensers can use this software at the point-of-sale. The ReSource II software is the successor to the

ReSource software introduced in 1996 as a fitting module for the industry standard software platform, NOAH. The new fitting software can be used with NOAH or in a stand-alone version on any PC platform. The programming interface is the industry standard HI-PRO. The Company's proprietary portable prescriptive programmer, P3, is being discontinued but can still be used by dispensers to program and fit the Company's digitally programmable products. However, the P3 cannot be used with the new ReSound Digital 5000 Series of products. As of March 1, 1999, there were approximately 12,970 NOAH users worldwide. For dispensers who do not wish to program the devices at the point-of-sale, the Company offers factory-programmed versions of Tradition Series products. Advanced Program Selection technology (APS), featured in the Tradition products, does not require special fitting tools at the point-of-sale, so it is easy to fit and fine tune the devices. APS devices are well suited for certain markets including Eastern Europe and parts of Asia.

         Tactical Brand Products

         During 1997, SHH introduced mini-canal configurations in all of its major lines. In October 1997, the SHH sales force and marketing functions were integrated into ReSound's existing U.S. organization. No new Sonar brand products were introduced in 1998 as the Company transitions Sonar brand customers to ReSound products.

         Viennatone designs, manufactures and distributes linear and nonproprietary compression circuit-based hearing devices for moderate and moderate to severe hearing losses. During 1997, two new BTE products, the 130K and 130DUO, were added to the successful 130 series. In October 1997, the Contact Star, a high power bone conduction hearing device configured as an eyeglass aid, and the Silent Star, a Tinnitus product, were announced at the German Congress. The Contact Star replaced two existing products. The Silent Star is designed as a therapeutic noise generator for Tinnitus therapy. The Model 180, the first member of the 4Power family of Viennatone products was introduced in 1998. The Model 180 is a high power, linear device with analog feedback cancellation. Other models in the 4Power family are under development.

MANUFACTURING

         The Company manufactures its hearing devices according to specifications received from hearing healthcare professionals. In the case of an ITE, ITC or CIC device, after receiving an impression of the patient's ear canal and the programming requirements of the device, the Company manufactures the custom earmold shell and assembles the electronic circuitry of the device. In the case of a BTE device, the Company assembles the electronic circuitry into a case the Company produces or purchases.

         ReSound's manufacturing operations consist of coordination of integrated circuit production, assembly and testing of electronic subsystems, fabrication of custom earmolds, integration of the electronic sub systems into the device shell, and final testing of the complete system. Electronic assembly operations include the attachment of three integrated circuits onto a printed circuit board along with other components by an outside vendor. A microphone and speaker are wired and attached to this circuit board which is then attached to a faceplate and tested. The faceplates are stored in inventory until, in the case of an ITE, ITC or CIC, an impression of the patient's ear canal and audiological information are received from a hearing device dispenser. The Company then produces the custom ITE, ITC or CIC shell and assembles the product. In the case of a BTE device, the Company either purchases a standard case from a supplier, or makes use of an internally designed and manufactured case, and assembles the electronic circuitry into the case. The Company subcontracts manufacture of its proprietary P3 system and remote control used with its hearing devices. The Company's primary manufacturing facilities are in Redwood City, California; Eagan, Minnesota; Cork, Ireland; Munster, Germany; Grafenschachen, Austria; Vienna, Austria; and Oxford, United Kingdom. In addition, small custom hearing device laboratories are located within the Company's subsidiaries in France, Australia, Sweden and Switzerland.

         The Company subcontracts for the manufacture of the P3 system from a single supplier. The P3 system is purchased under a supply contract, while other components are purchased pursuant to purchase orders on an as-needed basis. With the acquisition of Sonar Design & Hortechnik GmbH in January 1994 (renamed ReSound Deutschland in 1996), the Company established an ITE manufacturing capability in Germany. See also "Sales and Marketing".

         The Company also subcontracts the manufacture of the CommPort device and the Avance hearing enhancer. Each device is purchased pursuant to an agreement with a turnkey manufacturer of the product.

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

         In the United States, the Company is subject to inspection on a routine basis by the United States Food and Drug Administration ("FDA") and the states of California and Minnesota to ensure compliance with the FDA's Quality System Regulations ("QSR") and comparable state regulations that impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Manufacturing sites outside of the United States supplying the U.S. market are also subject to compliance with the FDA's QSR regulations and inspections. Viennatone's, ReSound Deutschland's and ReSound Redwood City, U.S.'s ISO 9001 and Cork, Ireland's ISO 9002 certifications will require periodic audits by a registrar to maintain the certifications. See also "Government Regulation".

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

         ReSound allows its hearing devices sold in the U.S. and Canada to be returned without charge for a period of 90 days after delivery to the dispenser. In Europe and Asia, the Company sells primarily to chains of hearing device dispensers, and all returns from the end user are the responsibility of these chains. In addition, in the U.S. and Canada, ReSound currently offers warranties of one to two years to the end user on the electronic components of its hearing devices and a 12-month warranty against defects in the manufacture of the custom shell. The Company offers a 12-month warranty to the dispenser on the P3 system and other programming systems in the U.S. Internationally, the Company offers a 12-month warranty to the distributor on the components of its hearing devices.

         The Company believes that its product returns are primarily the result of the advanced sound processing of its products, which provides greater amplification than other products and therefore requires a more precise fit of the hearing device in order to reduce feedback. Other factors include the relatively high price of the Company's products and the challenge of appropriately training some of its dispensers, particularly in the area of device programming. In addition, many repairs have been required on the Company's ITE and ITC hearing devices due to blockage of the speaker by accumulated ear wax. The natural production of ear wax in the ear canal can clog hearing devices periodically. The Company has also experienced a high rate of repair and remake requests related to imperfect fitting of the ITE and ITC shell. The Company is attempting to reduce these occurrences by continuing to improve its manufacturing processes, its fitting procedures and its fitting systems software, by teaching hearing care professionals more effective techniques for screening patients, and by offering a standard trial unit that hearing care professionals may utilize to demonstrate the ReSound technology to the patient.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of warranty claims on the Company's business.

SALES AND MARKETING

         In the United States and Canada, hearing devices typically have been sold by hearing device dispensers and audiologists. There are approximately 6,000 dispensers of hearing devices and approximately 6,000 dispensing audiologists in the United States. ReSound's products are positioned primarily as premium-priced, premium-performance devices. Because the Company's programmable product lines are more technically advanced than many competitors' conventional hearing products, the Company has targeted audiologists and qualified hearing device specialists to distribute its products. The Company's sales staff, consisting of fourteen people, seven of whom are audiologists, supports over 5,500 audiologists and hearing device retail locations in the United States. In addition, retail chains and buying groups are becoming an increasingly important factor in the distribution of hearing devices in the United States for the industry, including ReSound. The Company believes that it is well positioned to meet these changes in the United States distribution structure.

         As part of its sales and marketing efforts, ReSound seeks to differentiate itself to the hearing healthcare professional by offering a comprehensive training program to its network of dispensers. The Company's training program is designed to educate the hearing device dispenser about ReSound's products and to train the hearing device dispenser in the proper fitting of patients. In addition, the Company's sales and marketing force provides ongoing support and service to audiologists and hearing device dispensers.

         ReSound employs several distribution channels to market and sell its products internationally. The Company is a party to an exclusive distribution agreement covering the Japanese market that expires in December 2002 with Hoya Medical Corporation, a large Japanese company with retail outlets and substantial experience in the contact and intraocular lens markets. During 1992, the

Company expanded distribution of its products into Germany, Belgium and Spain by entering into non-exclusive distributor arrangements with leading retailers of hearing devices in those countries. During 1993, an exclusive distributor arrangement with France's leading hearing device retail chain was converted into a non-exclusive distributor arrangement. In 1992, ReSound established a subsidiary, ReSound GmbH Hortechnologie ("ReSound GmbH"), for marketing and distribution of its current and future products, primarily in Germany, Austria and Switzerland. ReSound GmbH has captured a significant share of Germany's BTE hearing device market. On January 1, 1994, ReSound completed the acquisition of all of the outstanding ownership interest in Sonar Design & Hortechnik GmbH located in Munster, Germany. This entity was renamed ReSound Deutschland in 1996. Coupling ReSound Deutschland's significant ITE market share and expertise in ITE design and manufacturing with ReSound's BTE devices has given ReSound a complete line of high technology hearing devices in Germany. Through this subsidiary, ReSound sells, services and manufactures custom hearing devices for the German market.

         In 1993, ReSound established a Dutch subsidiary, ReSound B.V., for distribution of the Company's products in the Netherlands. In 1994, ReSound established ReSound Asia Limited ("RSND Limited"), a British Virgin Islands company which is a joint venture with a large Hong Kong group with diversified business interests. Headquartered in Hong Kong, RSND Limited sells ReSound products in Hong Kong through a Hong Kong based subsidiary. Viennatone sells to distributors in numerous countries, to a major retail chain of stores in Europe and to subsidiaries in the United Kingdom, France and Germany. In 1995, ReSound established subsidiaries in Australia and Sweden. Sales of the Company's products to Taiwan, Singapore and the People's Republic of China are currently made through the Australian subsidiary. The Company also has branch operations in Canada and New Zealand, and has converted its branch operation in Switzerland into a subsidiary, ReSound Autac GmbH, in connection with its January 1998 acquisition of its Swiss distributor. International sales accounted for 51% of the Company's total sales in 1998. See Note 11 of "Notes to Consolidated Financial Statements".

         The Company manufactures the new CommPort device on an OEM basis for marketing and sale by Motorola.

THIRD-PARTY REIMBURSEMENT

         In the United States, third-party reimbursement generally is not available for the purchase of hearing devices. As a result, the price of a hearing device may be a key factor in the patient's decision to purchase such a device. Third-party reimbursement is generally provided in most European countries and tends to be covered by either government or private funded health insurance schemes. The levels of reimbursement vary from country to country and have been reduced significantly in most European markets in recent years. Typically in Germany today, patients will be reimbursed up to $500 for any one hearing device which is around 40% lower than reimbursement levels of two years ago. The reduction in reimbursement levels has had a negative effect on the Company's revenues in those countries affected.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties with respect to future changes in government reimbursement levels.

GOVERNMENT REGULATION

         The development, production and marketing of the Company's current hearing healthcare products and products planned for future introduction are subject to regulation by numerous governmental authorities in the United States, including the FDA, the California Department of Health Services and the State of Minnesota, and in other countries. In the United States, all medical device products are subject to rigorous FDA review. Hearing aids are classified by the FDA as Class I medical devices with a restricted status.

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

         The Company also must register annually as a medical device manufacturer with the FDA and be licensed by the Food and Drug Branch of the California Department of Health Services and the State of Minnesota. The Company is subject to inspection on a routine basis by both the FDA and the States of California and Minnesota for compliance with the FDA's new Quality System Regulation ("QSR"), effective July 1997, and medical device reporting ("MDR") regulations and equivalent state regulations. These regulations impose certain procedural and documentation requirements on the Company with respect to design, manufacturing, labeling, advertising, safety and quality assurance activities.

         The FDA actively enforces regulations prohibiting marketing of products for non-indicated uses as well as products that violate design, safety and performance claims and the other requirements mentioned above.

         The new QSR and more stringent European ISO regulations increase the Company's cost of regulatory compliance. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

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

RESEARCH AND DEVELOPMENT

         ReSound's research and development staff consisted of 74 people at December 31, 1998. Its responsibilities include integrated circuit development, software development, mechanical and electroacoustic engineering, clinical research, FDA-related regulatory affairs, long-term product development, and development and maintenance of ReSound's intellectual property. The Company also retains consultants with special expertise to augment internal product development.

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

        With the acquisition of SHH, the Company obtained a large portfolio of patents and intellectual property for programmable and digital devices. SHH also provides ReSound with technology related to manufacturing engineering of custom shells and analog signal processing. The programmable and DSP patents obtained from the SHH acquisition were made available to the industry through a partnership ("HIMPP") formed in 1996, comprised of eight hearing device manufacturers, including ReSound, at December 31, 1998.

        The Company incurred research and development expenses of $16.4 million, $16.9 million and $14.9 million in the years ended December 31, 1998, 1997, and 1996, respectively.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results" for a discussion of the risks and uncertainties involved in new product development.

COMPETITION

         The hearing device industry is fiercely competitive. Many of the Company's competitors, including Siemens, Starkey, Oticon, Phonak, Philips, Widex, Beltone and GN Danavox A/S, may have substantially greater financial, manufacturing, marketing or technical resources than those of the Company. In addition, the Company is aware that several of its competitors have programs for the development of technologically advanced hearing devices. A number of companies including Siemens, Oticon, Widex, Philips and Danavox have advanced technology DSP hearing devices. Some of these competitors who launched high-end digital products earlier than the Company, have also introduced fully digital, midrange products in the last year. The Company has now launched its ReSound Digital 5000 line of completely digital processing, high end products. These software-based products have significantly more processing power than other digital devices on the market. This allows for extensive customization to address individual patient needs and also permits advancements derived from future research to be implemented more rapidly for use by hearing professionals and their patients. There can, however, be no assurance that the Company's competitors will not develop products that may be lower priced or more effective than the Company's products in overcoming the communication challenges imposed by hearing loss, or that the Company's technologies and products may not be rendered obsolete or noncompetitive by such developments. Principal competitive factors in the market for the Company's hearing healthcare products include price, product quality, reliability, technical support and service, marketing and distribution channels.

         The first communications product jointly developed by ReSound and Motorola, the CommPort, was announced in September 1998. In this arena, Phonak Communications, a subsidiary of Phonak A/G, already has one-way wireless products for use with hearing devices and for non-hearing impaired applications. Other competitors in the Company's core market may also be developing products based on wireless technologies for the hearing healthcare market.

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

PRODUCT LIABILITY AND INSURANCE

         Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products or a medical procedure associated with prescribing and fitting their products results in personal injury claims. Any such claims could have an adverse effect on the Company. The Company currently maintains liability insurance with coverage of $20 million per occurrence and an annual aggregate maximum of $21 million. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, or at all.

EMPLOYEES

         As of December 31, 1998, the Company had 1,041 employees, including 74 in research and development, 676 in manufacturing, 181 in sales and marketing, and 110 in administration. The Company believes it maintains competitive compensation, benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Viennatone's employees are compulsorily covered by a collective bargaining agreement with respect to the electronics industry and are compulsorily members of the Austrian Chamber of Workers. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes its relationship with its employees is good.

ADVISORY BOARDS

         The Company has a Scientific Advisory Board and a Medical Advisory Board comprised of leading scientists and physicians in the acoustic, auditory and electrical engineering fields. Both Boards meet and consult with the Company's management and technical staff on an as-needed basis. Some members of the Boards may also receive compensation for consulting or clinical work performed for the Company under consulting contracts. The aggregate compensation paid by the Company under these consulting arrangements was approximately $30,000 during 1998, excluding amounts paid to Dr. Richard Goode and Dr. Rodney Perkins who are also members of the Company's Board of Directors. See "Compensation of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders for information on amounts paid to Dr. Goode and Dr. Perkins for consulting services and services as members of the Company's Board of Directors.

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

        Brian Moore, Ph.D., Professor of Auditory Perception at Cambridge University in England. Dr. Moore has performed extensive basic and applied research in the fields of hearing, hearing impairment, hearing device design, and signal processing, with long-term Program Grant support from the Medical Research Council (U.K.). He has authored or edited more than eight books and has published over 250 book chapters and research articles. Dr. Moore holds a Ph.D. from Cambridge University.

        Vincent Pluvinage, Ph.D., Chief Executive Officer of Preview Software. Dr. Pluvinage was formerly employed by ReSound for 10 years in various functions: Vice President for Research and Development, Vice President and later President for International Operations, and Executive Vice President. Before joining ReSound, from June 1985 to March 1987, Dr. Pluvinage worked at AT&T Bell Laboratories, where he was in charge of digital processing hardware and clinical research in connection with sound processing. He was a member of the internal venture at AT&T Bell Laboratories that originally developed the technology that is employed in ReSound's current products. Dr. Pluvinage holds a Ph.D. in bioengineering from the University of Michigan and an engineering degree (summa cum laude) in applied physics engineering from Universite Catholique de Louvain in Belgium.

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

        Richard L. Goode, M.D. and Rodney Perkins, M.D., members of the Board of Directors, also serve on the Medical Advisory Board.

ITEM 2.  PROPERTIES

         The Company leases 47,553 square feet of office, research and development and manufacturing space in Redwood City, California under a non-cancelable operating lease and sublease through June 2000. Additionally, the Company leases 6,575 square feet in Redwood City under a lease which expires in December 2000. Sonar Hearing Health Corporation, in Eagan, Minnesota, leases 36,341 square feet under a noncancelable operating lease which expires in June 2001. ReSound GmbH Hortechnologie, leases approximately 3,000 square feet of space in Munich, Germany under a lease that expires in March 1999, and the Company's Dutch subsidiary, ReSound B.V., leases approximately 2,750 square feet of space in Oosterhout. ReSound Deutschland leases approximately 11,500 square feet in Munster, Germany. ReSound Ireland Limited leases a total of approximately 16,800 square feet in Cork, Ireland. Viennatone's leased headquarters building, located in Vienna, Austria, consists of approximately 37,700 square feet. Viennatone also has a leased manufacturing facility in Grafenschachen, Austria, which consists of approximately 8,200 square feet. Subsidiaries of the Company operating in France, the United Kingdom, Sweden, Switzerland and Australia, in total lease approximately 27,400 square feet of building space. The Company expects that it may require additional space in the future and that such space will be available on acceptable terms if required.

ITEM 3.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol RSND. The prices per share reflected in the table below represent the range of low and high closing sale prices for the Company's common stock as reported in the Nasdaq National Market for the quarters indicated.

             FISCAL 1997                                            HIGH                     LOW
             -----------                                            ----                     ---
             First Quarter ended March 31, 1997                      8 3/8                   5 7/8
             Second Quarter ended June 30, 1997                      7 3/4                   3 3/4
             Third Quarter ended September 30, 1997                  6                       4 3/8
             Fourth Quarter ended December 31, 1997                  6 15/16                 5 1/8

             FISCAL 1998                                            HIGH                      LOW
             -----------                                            ----                      ---

             First Quarter ended March 28, 1998                      6 5/8                   4 3/4
             Second Quarter ended June 27, 1998                      7                       5
             Third Quarter ended September 26, 1998                  6 9/16                  4
             Fourth Quarter ended December 31, 1998                  6                       3 1/2

             There were 462 shareholders of record as of February 26, 1999.

         The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future. Under the terms of the Company's line of credit, obtained from a U.S. bank in February 1999, the Company's ability to pay cash dividends is restricted.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 1998        1997            1996(3)          1995        1994(4)
                                                             ---------     ---------      ---------         ---------   ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
 Net sales                                                   $ 123,442     $ 130,463      $ 125,646      $ 107,330      $  62,253
 Cost of sales                                                  60,370(1)     62,592(2)      57,241         53,626         26,461
                                                             ---------     ---------      ---------      ---------      ---------
       Gross profit                                             63,072        67,871         68,405         53,704         35,792
 Operating expenses:
     Research and development                                   16,360(1)     16,883(2)      14,898         11,181          8,862
     Selling, general and administrative                        58,388(1)     54,189(2)      50,899         45,606         21,403
     Restructuring and other charges                            12,138(1)     12,561(2)          --             --             --
                                                             ---------     ---------      ---------      ---------      ---------
       Total operating expenses                                 86,886        83,633         65,797         56,787         30,265
                                                             ---------     ---------      ---------      ---------      ---------
  Income (loss) from operations                                (23,814)      (15,762)         2,608         (3,083)         5,527
  Interest income (expense), net                                  (958)       (1,222)        (1,819)        (1,860)           553
  Other income (expense), net                                    3,407          (578)          (359)          (368)           496
  Provision for litigation and related costs                        --            --             --             --        (19,230)
                                                             ---------     ---------      ---------      ---------      ---------
  Income (loss) before income taxes                            (21,365)      (17,562)           430         (5,311)       (12,654)
  Provision for income taxes                                       560           876          1,397            591          1,635
                                                             ---------     ---------      ---------      ---------      ---------

 Net loss                                                    $ (21,925)(1) $ (18,438)(2)  $    (967)     $  (5,902)     $ (14,289)
                                                             =========     =========      =========      =========      =========

 Net loss applicable to common shareholders                  $ (21,925)    $ (18,676)     $  (1,192)     $  (5,902)     $ (14,289)
                                                             =========     =========      =========      =========      =========

 Basic and diluted net loss per common share (5)             $   (1.07)    $   (0.96)     $   (0.07)     $   (0.38)     $   (0.95)
                                                             =========     =========      =========      =========      =========
 Shares used in basic and diluted net loss per common
   share calculation (5)                                        20,460        19,518         17,591         15,439         15,089
                                                             =========    =========      =========      =========      =========



                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA
                                                         1998            1997           1996            1995            1994
                                                      ---------       ---------      ----------       ----------      ----------
Working capital                                       $  10,334       $  19,883       $  25,957       $   9,324       $   5,995
   Total assets                                          69,762          89,775         114,752          83,370          95,116
   Long-term liabilities, net of current portion         15,831          18,512          26,565          30,729          23,146
   Accumulated deficit                                  (79,803)        (57,878)        (39,202)        (38,010)        (32,108)
   Shareholders' equity                                  20,694          37,019          57,596          18,221          21,169

(1) Includes special charges of $17.6 million as follows: cost of sales - $1.8 million; research and development - $0.5 million; selling, general and administrative - $3.2 million; restructuring and other charges - $12.1 million (of which $8.1 million is the result of a write-down of goodwill).

(2) Includes special charges of $18 million as follows: cost of sales - $3.1 million; research and development - $0.1 million; selling, general and administrative - $2.2 million; restructuring and other charges - $12.6 million (of which $10.3 million is the result of a write-down of goodwill).

(3) Includes the operating results of Sonar Hearing Health Corporation, subsequent to the purchase of certain assets of the hearing health business activity of 3M in June 1996. See Note 2 of Notes to Consolidated Financial Statements.

(4) Includes the operating results of Sonar Design & Hortechnik AG and Viennatone AG from their purchase dates of January and December 1994, respectively. See Note 2 of Notes to Consolidated Financial Statements.

(5) Amounts for all periods have been restated to reflect the requirements of SFAS No. 128. See Note 1 of Notes to Consolidated Financial Statements.

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
(in thousands, except per share data)


                                                                      THREE MONTH PERIOD ENDED
1998                                                 MARCH 28,    JUNE 27,      SEPTEMBER 26,      DECEMBER 31,
----                                                 ---------    --------      -------------      ------------
Consolidated Statements of Operations Data:
Net sales                                            $ 31,143       $ 33,884       $ 30,255           $ 28,160
Gross profit                                           16,686         18,897         13,750             13,739
Net income (loss)                                         974            683        (17,192)(1)         (6,390)(2)

Basic and diluted net income (loss) per common
   share                                             $    .05       $    .03       $   (.84)          $   (.31)


                                                                        THREE MONTH PERIOD ENDED
1997                                                MARCH 31,         JUNE 30,       SEPTEMBER 30,      DECEMBER 31,
----                                                ---------         --------       -------------      ------------

Consolidated Statements of Operations Data:
Net sales                                           $ 32,211          $ 32,230         $ 31,934          $ 34,088
Gross profit                                          17,100            17,499           15,710            17,562
Net loss                                                (894)           (1,499)         (13,295)(3)        (2,750)(4)

Basic and diluted net loss per common share         $   (.05)         $   (.08)        $   (.69)         $   (.14)


(1) Includes special charges of $16.6 million as follows: cost of sales - $1.8 million; selling, general and administrative - $3.0 million; restructuring and other charges - $11.8 million (of which $8.1 million is the result of a write-down of goodwill).

(2) Includes special charges of $1.0 million as follows: research and development - $0.5 million; selling, general and administrative - $0.2 million; restructuring and other charges - $0.3 million.

(3) Includes special charges of $13.6 million as follows: cost of sales - $1.8 million; selling, general and administrative - $0.6 million; restructuring and other charges - $11.2 million (of which $10.3 million is the result of a write-down of goodwill).

(4) Includes special charges of $4.4 million as follows: cost of sales - $1.3 million; research and development - $0.1 million; selling, general and administrative - $1.6 million; restructuring and other charges - $1.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was primarily engaged in research and development from its inception in February 1984 through December 1989, when it commenced shipments of its first In-the-Ear ("ITE") hearing devices and its Digital Hearing System ("DHS"), a hearing testing and programming system. Through December 31, 1998, the Company has sold approximately 1.2 million hearing devices worldwide, including over 294,000 in 1998, to more than 13,600 audiologists and hearing device retail locations. In general, the Company's net sales have increased primarily from higher volumes of product shipments and a broader product line (due to both internal growth and acquisitions) rather than from increases in product prices. Increases in the number of audiologists and hearing device dispensers selling the Company's hearing instruments have contributed to the higher volume of shipments.

         In the last several years, the Company has established significant operations outside the United States. In 1994, the Company expanded its business by acquiring two existing hearing health care companies in Europe, establishing a manufacturing facility in Ireland and entering into an Asian distribution joint venture. In 1995, the Company formed wholly owned subsidiaries in

Australia and Sweden. In 1998, the Company formed a wholly owned subsidiary in Switzerland, acquired an existing hearing healthcare company in the United Kingdom, and sold the Viennatone retail business in Austria. The Company currently derives 51% of its revenues from outside the United States.

ACQUISITIONS AND STRATEGIC ALLIANCES

         In 1994, the Company completed two acquisitions. On January 1, 1994, the Company acquired all the outstanding ownership interests in Sonar Design & Hortechnik GmbH for approximately $3.5 million in cash and 100,000 shares of ReSound Common Stock. In 1996, this company was renamed ReSound Deutschland. ReSound Deutschland, located in Munster, Germany, is a manufacturer and distributor of both Sonar branded and ReSound branded hearing devices.

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

         In December 1994, a newly formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG, an Austrian company, for approximately $27.7 million, and the Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owned an 80% interest in its Austrian distribution company, Viennatone BVG). Viennatone, based in Vienna, Austria, designs, manufactures and distributes BTE, ITE and other hearing devices and components worldwide. The acquisition of Viennatone provided the Company with Viennatone's electroacoustic and electromechanical technologies; expanded distribution of ReSound products through Viennatone's established subsidiaries in the United Kingdom, France, and Germany, as well as a retail chain in Austria consisting of 19 stores; and provided access to high quality hearing device cases and components. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash. In 1997, the Company sold Viennatone's mechanical switch business for $1.5 million at the closing and potential future royalty income of up to a further $1.5 million. In September 1998, Viennatone AG purchased the remaining minority interest in Viennatone BVG for $82,000 and 40,000 shares of the Company's common stock (which will be issued in 1999). In November 1998, the Company sold Viennatone BVG to the Amplifon Group, a European hearing instruments retail distribution company, headquartered in Italy, for $3.3 million. As part of the transaction, Viennatone AG and Amplifon have entered into a strategic partnership under which Amplifon has agreed to market and sell ReSound and Viennatone hearing healthcare products throughout its retail outlets in Europe.

         In June 1996, the Company completed the purchase of certain assets of the hearing health business activity of Minnesota Mining and Manufacturing Company ("3M") for $25.4 million and established a subsidiary in the United States, Sonar Hearing Health Corporation ("SHH"), to manage this activity on an ongoing basis. International distribution of former 3M products is undertaken through the Company's international subsidiaries. To finance this purchase and provide working capital, the Company raised approximately $32.9 million (net proceeds) through the private sale of 3,212,176 shares of common stock. Hearing health constituted a small business activity in 3M's worldwide operations which was neither a division nor subject to the maintenance of discrete accounting records such that financial statements could be or are determinable. However, the Company believes that this business activity generated revenues for 3M of approximately $9.3 million and $16.6 million for the six months ended June 30, 1996 and for the year ended December 31, 1995, respectively. The total purchase price of $25.4 million included a cash payment of $24.9 million and $500,000 for related acquisition expenses. Together with patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were separately acquired in July 1996 in connection with the above acquisition. These patents were contributed to a partnership comprised of eight hearing device manufacturers, including ReSound, at December 31, 1998. In consideration, ReSound received cash payments from the partnership members of $10.9 million (net) through December 31, 1998. Any future amounts paid to the partnership will be divided equally among the partners. Cash receipts from the sale of partnership interests has lowered the net purchase price of the hearing health business activity of 3M to $14.5 million at December 31, 1998. In October 1998, the SHH sales force and marketing functions were integrated into ReSound's existing U.S. organization. The newly integrated sales force has actively encouraged the SHH customer base to convert to dispensing ReSound devices. The SHH manufacturing facility will serve as a regional manufacturing site supplying both the Sonar and ReSound devices. In Europe, SHH has been integrated into ReSound's existing distribution structure.

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

         In April 1998, ReSound-Viennatone Ltd. (a U.K. company) acquired all of the assets and liabilities of Apex Acoustics, Ltd. from the Ultratone
Group, the largest hearing device retail chain in the United Kingdom, for $750,000. Concurrent with the acquisition, the Company entered into a multi-year supply agreement with Ultratone for customer hearing devices.

SALES

         The Company recognizes revenue upon shipment of products. Net sales consist of gross sales less discounts and allowances for estimated returns. In general, the Company has a 90-day return policy for sales in the United States. The Company believes that the hearing device industry in the U.S. is characterized by a relatively high rate of returns due to a number of factors, including liberal consumer trial periods required by law in many states. However, the Company's return rates in the U.S. are within the range it believes are experienced by other programmable hearing device manufacturers. In 1998, 1997 and 1996, the provision for estimated sales returns in the U.S., expressed as a percentage of domestic sales, has been 27%, 26% and 27%, respectively. Due to the need to provide a return policy competitive with industry practice in the U.S. and because of the importance of the initial fitting process, the Company expects sales returns will continue at a relatively high rate. In Europe and Asia, returns are not material due in part to the much higher proportion of standard BTE sales versus custom product sales than in the U.S. as well as regional retail chain and dispenser practices.

COSTS AND EXPENSES

         Cost of sales consists of manufacturing costs, royalty expenses, quality assurance costs and accruals associated with warranty repairs and product remakes. In 1998, cost of sales as a percentage of net sales increased to 49% from 48% in 1997 primarily due to pricing pressures on the Company's analog product lines.

         The Company provides for estimated warranty costs at the time of sale and adjusts these estimates based on subsequent experience. The period over which warranty claims may be made in the U.S. is one to two years for electronic components and 12 months for the custom shell used for ITE, ITC and CIC devices. In 1998, 1997 and 1996, the approximate provisions for estimated warranty cost (and as a percentage of net sales domestically) were $4.7 million (7.5%), $5.1 million (7.7%), and $4.4 million (7.6%), respectively. The period over which warranty claims may be made in Europe and Asia is 12 months, and the amount of these claims has not been material. The Company experiences a high rate of warranty claims related to damage and blockage of the speaker caused by moisture and accumulated ear wax. The Company expects such claims to continue to be significant and expects warranty costs for the current hearing device product line to continue to represent a significant component of cost of sales.

         In the second half of 1997, the Company recorded special charges of $18.0 million associated with the Company's strategic restructuring program. This program was designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

         The special charges provided for costs associated with employee termination benefits for approximately 100 employees from all functional areas in various subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M (which was renamed Sonar Hearing Health, "SHH"); the incremental impairments in the carrying value of certain product inventories; and losses on supplier commitments arising directly from the decision to exit product lines.

         As of December 31, 1998 and 1997, $0.8 million and $6.2 million, respectively, remained of the 1997 restructuring accrual. The Company made cash payments of approximately $2.2 million and $819,000 relating to the special charges in 1998 and 1997, respectively. The remaining 1997 restructuring accrual of $0.8 million will be substantially utilized by December 31, 1999.

         In the second half of 1998, the Company recorded special charges of $17.6 million associated with the Company's new strategic restructuring program. This program is designed to realign the Company's organizational structure, streamline internal processes, and consolidate facilities worldwide in order to achieve sustainable profitability.

         The special charges provided for costs associated with write-down of inventories to net realizable value and losses on supplier commitments, write-down of capital assets to fair value, write-down of goodwill, employee termination benefits and lease termination costs, and other exit costs, as follows (in thousands):

Employee termination benefits and lease termination costs                                             $4,038
Write-down of goodwill in ReSound Autac and Viennatone                                                 8,082
Write-down of inventories to net realizable value and losses
   on supplier commitments commitments                                                                 1,832
Write-down of capital assets to fair value                                                             1,344
Other exit costs                                                                                       2,328
                                                                                                     -------
                                                                                                     $17,624
                                                                                                     =======


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales:

                                            YEARS ENDED DECEMBER 31,
                                          1998        1997      1996
                                          ----        ----      ----

Net sales                                  100%       100%       100%
Cost of sales                               49         48         46
                                          ----       ----       ----
Gross profit                                51         52         54
Operating expenses:
  Research and development                  13         13         12
  Selling, general and administrative       47         41         41
  Restructuring and other charges           10         10         --
                                          ----       ----       ----
         Total operating expenses           70         64         53
                                          ----       ----       ----
Income (loss) from operations              (19)       (12)         1
Interest expense, net                       (1)        (1)        (1)
Other income (expense), net                  3         --         --
                                          ----       ----       ----
Income (loss) before income taxes          (17)       (13)        --
Provision for income taxes                   1          1          1
                                          ----       ----       ----
Net loss                                   (18)%      (14)%       (1)%
                                          ====       ====       ====


Years Ended December 31, 1998 and 1997

         Net sales decreased by 5.4% to $123.4 million in 1998 compared to $130.5 million in 1997. International sales accounted for 51% of the Company's net sales in 1998 compared to 49% in 1997. International sales in 1998 were $62 million, down from $64 million in 1997. The shortfall in international revenue resulted primarily from a delay in the shipment of a significant tender order at the end of 1998, increased pricing pressures on analog devices, poor hearing device market conditions in Germany and Austria together with management and employee turnover at Viennatone, the Company's Austrian subsidiary, and weaker European currencies compared to the U.S. dollar. Additionally, economic uncertainty in Japan coupled with lower shipments to the Company's Japanese distributor contributed to sales reductions in the Asia-Pacific region in 1998 when compared to 1997. The decrease in these regions sales was partly offset by strong sales in Northern Europe, particularly Scandinavia. The shortfall in revenue in North America in 1998 compared to 1997 was primarily attributable to a more rapid than expected decrease in Sonar Hearing Health orders as the Company completes conversion of Sonar customers to the ReSound product line, a slower than expected ramp up in manufacturing for the new Digital 5000 products, and continued pricing pressures on analog products. The Company believes the issues contributing to the sales shortfall, particularly in the fourth quarter of 1998, compared to the same period in 1997, are temporary and will be resolved in 1999. Ramp up of production of the Digital 5000 is on track and the Company expects to be able to meet customer demand for the products in the first quarter of 1999. The total number of audiologists and hearing device retail locations selling the Company's products increased in the U.S. from over 4,700 at the end of 1997 to over 5,500 at the end of 1998. The number of acousticians and hearing device dispensers selling the Company's products internationally was 4,464 at the end of 1998, compared to 3,715 at the end of 1997.

         Cost of sales decreased to $60.4 million in 1998 from $62.6 million in 1997. Gross profit decreased to $63.1 million in 1998 from $67.9 million in 1997, and as a percentage of net sales decreased to 51% in 1998 from 52% in 1997. Excluding the impact of special charges, gross profit in 1998 was 53% of net sales, compared to 54% of net sales in 1997. Special charges to cost of sales of $1.8 million in 1998 compared with $3.1 million in 1997 relate primarily to the write-off of inventory for discontinued product lines. Gross profit was adversely affected by continued pricing pressures on analog products and a slower than expected ramp up of production for the Digital 5000.

         Research and development ("R&D") expenses decreased by 3% to $16.4 million (13% of net sales) in 1998 from $16.9 million (13% of net sales) in 1997. Excluding the impact of special charges, R&D spending in 1998 was $15.9 million compared to $16.8 million in 1997. Spending was primarily attributable to development of new products including new digital signal processing platforms, the Avance - the Company's hearing enhancer product, and communication products developed through the joint alliance with Motorola. During 1997, the Company entered into a joint development agreement with Motorola whereby Motorola has committed to provide joint development funds, technology and other resources for this project through January 2000. During 1998 and 1997, Motorola paid $2.9 million and $2.0 million, respectively, to ReSound as part of this alliance. The funds received by the Company have been recorded as a reduction of the Company's R&D expenses. Total costs incurred by the Company related to this agreement were $3.8 million and $1.3 million in 1998 and 1997, respectively. In September 1998, the Company and Motorola announced the introduction of the CommPort system, an integrated microphone and receiver two-way radio system for the public safety market.

         Selling, general and administrative ("SG&A") expenses increased by 8% to $58.4 million (47% of net sales) in 1998 from $54.2 million (41% of net sales) in 1997. Excluding the impact of special charges, SG&A spending in 1998 was $55.2 million compared to $52.0 million in 1997. The increase in SG&A expenses in 1998 was primarily attributable to the additional expenses resulting from the acquisitions of Apex Acoustics in the United Kingdom and Autac in Switzerland, and higher sales and marketing expenses related to introductions of the new Digital 5000 and Avance product lines.

         Restructuring charges of $12.1 million and $12.6 million were recorded in 1998 and 1997, respectively. The restructuring charges resulted primarily from the write-down of goodwill relating to the acquisitions of ReSound Autac and Viennatone AG ($8.1 million), and the acquired hearing health business activity of 3M ($10.3 million) in 1998 and 1997, respectively. The remaining charges in both 1998 and 1997 resulted from lease termination costs and employee termination benefits relative to work force reductions.

         The Company expects expenses generally to continue at comparable levels, excluding the special charges, but to fluctuate as a percentage of sales. As discussed above, the Company is undertaking programs to increase operational efficiency and effectiveness in order to reduce expenses, but no assurance can be given that reductions will be obtained, especially when measured on a percentage of sales basis which may vary substantially quarter-to-quarter.

         Net interest expense was $958,000 in 1998, compared to $1.2 million in 1997. This year-to-year decrease is primarily due to the Company's continued repayment of debt in 1998, partially offset by lower interest income earned on its average cash balances.

         Net other income (expense) was $3.4 million (income) in 1998 compared to $578,000 (expense) in 1997. The year-to-year change was primarily attributable to receipts of $3.0 million under a patent license agreement in 1998, and favorable foreign currency exchange rates.

         Income tax provisions were $560,000 in 1998 and $876,000 in 1997. Income taxes primarily represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany and the Netherlands. At December 31, 1998, the Company had U.S. federal and California net operating loss carryforwards of approximately $37.3 million and $8.5 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2018, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in 1999 through 2003, if not utilized. Each international subsidiary is subject to income taxes in the countries in which it operates. The income of these subsidiaries is not included in the Company's U.S. federal and state income tax returns. The Company had foreign net operating loss carryforwards of approximately $36.5 million at December 31, 1998, which will expire at various dates beginning in 1999 through 2004, if not utilized.

         The Company had a net loss of $21.9 million in 1998 compared to a net loss of $18.7 million in 1997. Excluding the impact of special charges, the Company had a net loss of $4.3 million in 1998 compared to a net loss of $0.7 million in 1997.

Years Ended December 31, 1997 and 1996

         Net sales increased by 3.8% to $130.5 million in 1997 compared to $125.6 million in 1996 due to new product introductions, continued strong sales of the Encore product line, the inclusion of sales relating to products acquired from 3M Hearing Health for a full year, and the increased sales of the Company's ITE and ITC hearing devices. These increases were partially offset by intensified competition in the programmable segment of the hearing device market from digital signal processing product offerings, pricing pressures from competitors' analog products, a product mix shift to more moderately priced models, and decreased international sales. Further, the Viennatone subsidiary experienced increased competition and pricing pressures which resulted in an increase in price and unit volume erosion during 1997. The total number of audiologists and hearing device retail locations selling the Company's products increased in the U.S. from over 3,600 at the end of 1996 to over 4,700 at the end of 1997. The number of acousticians and hearing device dispensers selling the Company's products internationally was 3,715 at the end of 1997. International sales for the twelve months ended December 31, 1997 were 10% lower in comparison with 1996 due primarily to the adverse impact of foreign currency exchange fluctuations. At constant foreign exchange rates, international sales increased approximately 2%. International sales as a percentage of net sales in 1997 and 1996 were 49% and 56%, respectively. International sales were unfavorably impacted by increased competition, slowing market conditions in key European countries due in part to sluggish economies, and negative changes in governmental reimbursement programs. Additionally, during the fourth quarter of 1997, the German hearing device market was negatively impacted by adverse publicity surrounding hearing device dispensers and ear, nose and throat doctors regarding the distribution of hearing devices. Sales of the Company's products in the German market were correspondingly negatively impacted.

         Cost of sales increased to $62.6 million in 1997 from $57.2 million in 1996. Gross profit decreased to $67.9 million in 1997 from $68.4 million in 1996, and as a percentage of net sales decreased to 52% in 1997 from 54% in 1996. The year-to-year decrease in gross profit was largely attributable to the $3.1 million special charge for discontinued product lines, as part of a comprehensive program to streamline operations. Additionally, average unit sales prices declined due to increasing competition and product mix sales shifts, particularly in the U.S., from the higher priced Premium Series product line to the more moderately priced Encore Series product line. This impact was largely offset by reductions in the cost of goods sold.

         R&D expenses increased by 13% to $16.9 million (13% of net sales) for 1997 from $14.9 million (12% of net sales) for 1996. The Company increased spending during the twelve months ended December 31, 1997 relative to the prior year for the continued development of new products being introduced throughout 1997 and for products planned for future years. In April 1997, the Company introduced its Advanced ReSound Processing chip incorporating ReSound's Cochlea Dynamics technology into a BTE and a CIC hearing device. In addition, expenses were incurred for the development of a standard hardware platform for Digital Signal Processing technology as part of an alliance with AudioLogic, Inc., and GN Danavox A/S which was announced in April 1996 and finalized on September 30, 1996. Expenses were also incurred for the development of proprietary technology relating to potential communications products and hearing devices in conjunction with the alliance with Motorola. Such expenses were partially offset by $2.0 million of payments received from Motorola.

         Restructuring charges of $12.6 million in 1997 resulted from the write-down of goodwill associated with the acquired hearing health business activity of 3M ($10.3 million), lease termination costs and employee termination benefits relative to work force reductions.

         SG&A expenses increased by 6% to $54.2 million (41% of net sales) in 1997 from $50.9 million (41% of net sales) in 1996. This year-to-year increase in expenditures resulted mainly from the inclusion of a full year of SHH expenses, and special charges of $2.2 million relating to a strategic program to streamline operations and control costs.

         Interest income was $269,000 in 1997, compared to $184,000 in 1996. This year-to-year increase was primarily due to an increase in the average cash and short-term investment balances resulting from the increase in cash collections of accounts receivable and the reduction of inventory kept on hand.

         Interest expense was $1.5 million in 1997, compared to $2.0 million in 1996. This decrease was primarily due to the Company paying down debt in 1997.

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

         Income tax provisions were $876,000 in 1997 and $1.4 million in 1996. Income taxes primarily represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany and the Netherlands. Each international subsidiary is subject to income taxes in the countries in which it operates. The income of these subsidiaries is not included in the Company's U.S. federal and state income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities

         Net cash used in operations in 1998 was $10.4 million compared to $13.1 million in cash generated from operations in 1997. The additional $23.5 million used in 1998 compared to 1997 related primarily from the following: (1) a $21.9 million net loss in 1998, compared to an $18.4 million net loss in 1997; (2) an increase in inventory of $2.6 million primarily due to a delay in the shipment of a significant tender order at the end of 1998 compared to a decrease in inventory of $6.6 million in 1997; (3) an increase in other assets of $4.3 million due primarily to a strengthening of certain European currencies against the U.S. dollar, $1.7 million in other receivables, representing the final installment of the sales price for the Viennatone retail business and $1.0 million of restricted cash on deposit with the Company's primary bank (see "Financing Activities" below) and (4) decreases in accrued liabilities and accounts payable of $6.2 million caused primarily by the timing of expenditures in connection with the Company's 1997 strategic restructuring program. The above uses of cash in operations were partially offset by non-cash charges of $15.0 million associated with restructuring charges in the second half of 1998, non-cash charges of $8.1 million relating to depreciation and amortization, and a decrease in accounts receivable compared with December 31, 1997 of $1.3 million.

         Investing Activities

         Net cash used in investing activities in 1998 was $3.3 million compared to $150,000 in cash provided by investing activities in 1997. The use of cash in 1998 resulted from additions of property and equipment of $8.0 million and cash used in the acquisitions of ReSound Autac, Apex Acoustics and the remaining minority interest in Viennatone BVG of $1.2 million. These amounts were partially offset by positive changes in accumulated comprehensive income (cumulative translation adjustment), by proceeds from the sale of Viennatone BVG of $3.3 million and by $900,000 in patent fees received for licensing certain technology acquired by the Company in 1996 and 1997. Net cash generated by investing activities in 1997 resulted primarily from proceeds from the patent club contributions and the sale of the Viennatone switch activity offset by additions to property and equipment.

         Financing Activities

         Net cash provided by financing activities in 1998 was $0.5 million due primarily to proceeds from issuance of common stock of $2.0 million and $0.5 million in new bank loans partially offset by payments on long-term debt of $2.0 million. Net cash used in financing activities in 1997 was $1.4 million due primarily to payments on long-term debt of $2.0 million partially offset by proceeds from issuance of common stock of $642,000.

         At December 31, 1998, the Company had available cash and cash equivalents of $6.7 million. In addition, included in other current assets at December 31, 1998 is $500,000 of cash which was deposited with the Company's primary bank as security for a letter of credit in connection with the purchase of technology. The letter of credit and the cash hold on collateral were released in March 1999. Further, other assets at December 31, 1998 included restricted cash of $525,000 which was deposited with the Company's primary bank. These deposits related to the Company's Purchase Card program, which is secured by an ongoing deposit of $125,000 and an additional $400,000 secures debt, through February 2002, of an executive officer of the Company, related to the purchase of a private residence in connection with the executive officer's relocation. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements through December 31, 1999, the Company may be required to raise additional capital for its currently envisaged long-term needs and in connection with any future strategic activities. In February 1999, the Company obtained a line of credit of up to $3 million, secured by its U.S. assets, from a U.S. bank.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Competition and pricing pressures, especially from mid-priced new digital products, are expected to increase. The Company's ability to grow and achieve profitability will depend upon its ability to continue to develop or otherwise acquire and effectively market competitive hearing health care products based on digital signal processing technology (DSP). There can be no assurance that the Company can develop and introduce these products in a timely manner, or that these products will be able to compete effectively against current or new competing products. The development or acquisition of new products is always subject to technological risks and uncertainties which could cause termination of the development of the product or termination of or delay in the introduction of the product, or which could significantly decrease the originally anticipated level of customer acceptance of the product. Also, there can be no assurance that a new product can be manufactured on a cost-effective basis, that regulatory approvals, where necessary, can be obtained, or that the expected level of customer acceptance will be met. In addition, announcements of new products may cause hearing health care professionals or hearing impaired persons to defer purchases of existing products or return previously purchased products. The Company's failure to introduce competitive products in a timely manner would have a material, adverse impact on the Company's business, financial condition and results of operations. See "Business - Competition" for a discussion of the competitive environment.

         During 1997 and 1998, the Company initiated strategic restructuring programs. There can be no assurance that the Company will be able to implement these programs in a timely manner, consolidate targeted operations successfully, or otherwise achieve the cost reductions and other restructuring benefits anticipated.

         Due to weak economic conditions in certain countries in Europe (in particular, Germany, Austria and France) and elsewhere, some governments have reduced and/or are under increasing pressure to reduce government reimbursement levels available to consumers on the purchases of hearing devices. Recent reductions in reimbursement levels have had a negative impact on the Company's revenues in the affected markets. Any future reimbursement reductions can also be anticipated to have a negative impact on the Company's revenues. The Company cannot predict whether or the extent to which further reimbursement reductions will be implemented.

         Similarly, it can be expected that the Company's sales results in Europe would be adversely impacted if there were a future recurrence of the appreciation of the U.S. dollar versus European currencies that was experienced in 1997.

         A much publicized dispute in Germany between ear, nose and throat professionals who prescribe hearing devices and acousticians who dispense them, negatively impacted the overall hearing health care market. Consumer demand for hearing devices in the fourth quarter of 1997 in the German market was down substantially from the fourth quarter of 1996, and sales of the Company's products were correspondingly unfavorably impacted. This effect has continued in 1998. The Company cannot predict how long and the extent to which its sales in Germany will continue to be negatively impacted by this dispute.

         The Company is subject to regulation by the FDA and numerous other federal, state, local and international laws and regulations involving, among other matters, the development, production and marketing of its products, safe working conditions, manufacturing practices, and environmental protection. Failure to comply with applicable regulatory statutes and regulations can result in fines, suspensions, delays in marketing or loss of permission to market products, seizures or recalls of products, operating restrictions, injunctions, civil fines and criminal prosecution. Also, new regulatory requirements may significantly increase the costs of compliance with these laws and regulations. See "Business - Government Regulation" for a description of these laws and regulations.

         The Company has been issued or has applied for a substantial number of patents. No assurance can be given that pending patent applications will be approved, that current or future patents will provide or continue to provide competitive advantages for the Company's products, will not be challenged or circumvented, or will afford the same degree of protection for future products as they do for current products. Also, the Company may be contacted by parties claiming that the Company's products infringe such parties' patent or other proprietary rights. The Company may also find it necessary to institute litigation to enforce patents issued to it, to protect trade secrets or know-how owned by it or to determine the scope and validity of the patents or other proprietary rights of others. Resolution of these claims generally involves complex legal and factual questions and is highly uncertain. The cost of prosecuting or defending these suits is high, and adverse determinations could subject the Company to significant liabilities to third parties and require the Company to seek licenses from other parties, prevent the Company from manufacturing and selling its products, and/or require the Company to redesign its products, all of which could have a materially adverse effect on the Company's financial condition. Also, there can be no assurance that confidentiality agreements between the Company and its employees or consultants will not be breached, or that the Company will have adequate remedies for any breach, or that it will otherwise be able to protect its trade secrets. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology. See "Business-Patents, Trade Secrets and Licenses" for a discussion of the Company's patents and other intellectual property.

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

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, and adopted the Euro as their new common legal currency. As of that date, the Euro is traded on currency exchanges and the sovereign currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, non-cash transactions can be made in Euros, and parties can elect to pay for goods and services and transact business using either the Euro or sovereign currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. The Euro conversion may affect cross-border competition by creating cross-border price transparency. The Company has assessed its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. The Company has also assessed its information technology systems to allow transactions to take place in both the legacy currencies and the Euro, and to allow for the eventual elimination of the legacy currencies. Additionally, the Company is reviewing whether certain existing contracts will need to be modified. The Company's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. The Company will continue to evaluate issues involving the introduction of the Euro. Based on the Company's assessment of current information, it is not expected that the Euro conversion will have a material adverse effect on its business, financial condition, or results of operations.

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

         The Company has for the most part assessed the impact that the arrival of the year 2000 may have on its business and operations. This issue arises because many of the computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. When the year 2000 arrives, these date code fields will have to accept four-digit entries to distinguish between dates in the twentieth century from those in the twenty-first. There is widespread concern that, given the extent to which computers, software and integrated circuits have come to permeate every facet of today's society, including the world of commerce, the failure to distinguish between dates beginning with "19" and those beginning with "20" may cause widespread disruption to the conduct of business in the United States and throughout the world.

         In response to these concerns, the Company launched a program to assess the impact of the year 2000 on its products, operations and business and on the products, operations and businesses of those third-party vendors and suppliers with which the Company has material relationships.

         In assessing the impact on operations, the Company has completed an inventory of the various hardware platforms and software products used throughout the Company. These include centralized software applications used by the Company to manage its core operations, such as supply chain management, engineering, customer service and accounting, desktop applications used by Company employees, and infrastructure hardware such as mid-range platforms, desktop PCs, and plant floor equipment.

         The next step in the assessment process was to determine whether or not the infrastructure hardware and various software applications used by the Company are year 2000 compliant; that is, whether the arrival of the year 2000 will cause the subject hardware or software to malfunction or cause a disruption to the Company's operations.

         The Company has determined that year 2000 issues exist with certain of the desktop software applications in use throughout the Company. The Company intends to implement solutions to these issues as they become available from the vendors of these applications. To the extent that solutions are not made available by the vendors of such products, the Company will replace such products with equivalent year 2000 compliant desktop applications. The Company has commenced implementation and expects that by the end of the third quarter of 1999, it will have fully implemented vendor-provided solutions to these issues or have completed its program to implement replacement applications.

         The Company has determined that its supply chain management, customer service, and accounting software applications may have year 2000 issues. However, the Company had previously intended to and is in the process of upgrading such software applications, which upgrades are designed to resolve any year 2000 issues. The Company expects all U.S. locations, and its manufacturing locations outside the U.S., to be upgraded by the end of the second quarter of 1999, and all other locations to be upgraded by the end of the third quarter of 1999. The timing of and expense associated with such upgrades have not been affected by the need to address year 2000 concerns.

         The Company has implemented, where necessary, year 2000 compliant solutions for its infrastructure hardware and engineering software.

         In addition to assessing the impact of the year 2000 on its internal operations, the Company has also assessed the impact of the year 2000 on its products. The Company has assessed the impact of the year 2000 on its hearing devices and fitting systems software products and has communicated with vendors of critical components to assess the year 2000 compliance of such components and such vendors' state of readiness for the year 2000. The Company has determined that its hearing devices are year 2000 compliant. The Company's fitting systems software products have also been determined to be year 2000 compliant. Additionally, by the end of April 1999, the Company will have completed an assessment of the impact of the year 2000 on the vendors of critical components and their products.

         To date, the Company has incurred approximately $200,000 in addressing the impact of the year 2000. Such amounts have been expensed as incurred. The Company estimates that total costs of addressing the year 2000 problem will not exceed $400,000.

         The Company believes that a significant risk it faces from the year 2000 is risk that is outside of its control. Notwithstanding written assurances from the Company's vendors regarding year 2000 compliance, there is no guarantee that the year 2000 will not cause a disruption in supply of critical components. To address this issue, the Company is considering a contingency plan of establishing a reasonable safety stock of critical, sole-sourced components in amounts that will permit the Company to weather an interruption of supply. Given the Company's reliance on suppliers of critical, sole-sourced components for its devices, the Company is relying on these suppliers to address the year 2000 issues in their own products and operations, and the failure of such suppliers to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is included under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results" on pages 29 and 30.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----

   Report of Ernst & Young LLP, Independent Auditors                35

   Consolidated Financial Statements:

       Consolidated Balance Sheets                                  36

       Consolidated Statements of Operations                        37

       Consolidated Statement of Shareholders' Equity               38

       Consolidated Statements of Cash Flows                        39

       Notes to Consolidated Financial Statements                   40


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
ReSound Corporation

         We have audited the accompanying consolidated balance sheets of ReSound Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReSound Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP


Palo Alto, California
January 22, 1999

                               RESOUND CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                              DECEMBER 31,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                       ----              ----
Current assets:
  Cash and cash equivalents                                                          $  6,715          $ 19,853
  Accounts receivable, net of allowances for estimated
    returns and doubtful accounts of $6,214 and $7,064
    at December 31, 1998 and 1997, respectively                                        16,892            17,966
  Inventories                                                                          16,199            14,183
  Other receivables                                                                     2,313               432
  Other current assets                                                                  1,452             1,693
                                                                                     --------          --------
         Total current assets                                                          43,571            54,127

Property and equipment, net                                                            10,734            10,838
Goodwill, net of accumulated amortization
   of $5,433 and $4,547 at December 31, 1998 and 1997,
   respectively                                                                        12,263            20,217
Other assets                                                                            3,194             4,593
                                                                                     --------          --------
                                                                                     $ 69,762          $ 89,775
                                                                                     ========          ========
                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans                                                                         $  4,646          $  1,663
  Accounts payable                                                                      8,253             8,735
  Accrued liabilities                                                                  18,548            19,484
  Long-term debt, current portion                                                       1,790             4,362
                                                                                     --------          --------
         Total current liabilities                                                     33,237            34,244

Long-term liabilities:
  Long-term debt, non-current portion                                                  12,815            14,274
  Employee benefits                                                                     2,891             3,738
  Other accrued liabilities                                                               125               500
                                                                                     --------          --------
         Total long-term liabilities                                                   15,831            18,512

Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, par value $0.01:
     Authorized: 50,000,000 shares;
     Issued and outstanding: 20,737,396 and 20,147,720
     shares at December 31, 1998 and 1997, respectively                                99,363            96,785
   Deferred compensation                                                                 (360)              ---
   Accumulated comprehensive income (loss)                                              1,494            (1,888)
   Accumulated deficit                                                                (79,803)          (57,878)
                                                                                     --------          --------
         Total shareholders' equity                                                    20,694            37,019
                                                                                     --------          --------
                                                                                     $ 69,762          $ 89,775
                                                                                     ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                             1998             1997             1996
                                                           ---------        ---------        ---------

Net sales                                                  $ 123,442        $ 130,463        $ 125,646
Cost of sales                                                 60,370           62,592           57,241
                                                           ---------        ---------        ---------
         Gross profit                                         63,072           67,871           68,405

Operating expenses:
  Research and development                                    16,360           16,883           14,898
  Selling, general and administrative                         58,388           54,189           50,899
  Restructuring and other charges                             12,138           12,561               --
                                                           ---------        ---------        ---------
         Total operating expenses                             86,886           83,633           65,797
                                                           ---------        ---------        ---------

Income (loss) from operations                                (23,814)         (15,762)           2,608

Interest expense, net                                           (958)          (1,222)          (1,819)
Other income (expense), net                                    3,407             (578)            (359)
                                                           ---------        ---------        ---------

Income (loss) before income taxes                            (21,365)         (17,562)             430
Provision for income taxes                                       560              876            1,397
                                                           ---------        ---------        ---------

Net loss                                                   $ (21,925)       $ (18,438)       $    (967)
Preferred dividends                                               --             (238)            (225)
                                                           ---------        ---------        ---------
Net loss applicable to common shareholders                 $ (21,925)       $ (18,676)       $  (1,192)
                                                           =========        =========        =========

Basic and diluted net loss per common share                $   (1.07)       $   (0.96)       $   (0.07)
                                                           =========        =========        =========

Shares used in basic and diluted net loss per common
  share calculation                                           20,460           19,518           17,591
                                                           =========        =========        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               RESOUND CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                    Accumulated                   Total
                                           Preferred       Common      Deferred    Comprehensive  Accumulated  Shareholders'
                                             Stock         Stock     Compensation  Income (Loss)   Deficit        Equity
                                           ---------      --------   ------------  -------------  -----------  ------------
Balances at December 31, 1995               $     --      $ 54,292     $     --      $  1,939      $(38,010)     $ 18,221
                                                                                                                 --------
  Net loss                                        --            --           --            --          (967)         (967)
  Change in cumulative translation
    adjustment                                    --            --           --        (1,046)           --        (1,046)
                                                                                                                 --------
  Comprehensive loss                              --            --           --            --            --        (2,013)
                                                                                                                 --------
  Issuance of 54 shares of 6%
     convertible redeemable
     preferred stock                           5,000            --           --            --            --         5,000
  Exercise of stock options for 225
     shares of common stock                       --         1,055           --            --            --         1,055
  Issuance of 71 shares of common
     stock for employee stock
     purchase plan                                --           385           --            --            --           385
  Issuance of 3,212 shares of
     common stock under private
     placement (net proceeds)                     --        32,900           --            --            --        32,900
  Issuance of 266 shares of common
     stock upon conversion of
     Company's promissory note and
     related interest                             --         2,048           --            --            --         2,048
  Accrued dividends on preferred stock           225            --           --            --          (225)           --
                                            --------      --------     --------      --------      --------      --------
Balances at December 31, 1996                  5,225        90,680           --           893       (39,202)       57,596
                                                                                                                 --------
 Net loss                                         --            --           --            --       (18,438)      (18,438)
 Change in cumulative translation
    adjustment                                    --            --           --        (2,781)           --        (2,781)
                                                                                                                 --------
 Comprehensive loss                               --            --           --            --            --       (21,219)
                                                                                                                 --------
 Conversion of preferred stock and
    accrued dividends of $463 into 600
    shares of common stock                    (5,463)        5,463           --            --            --            --
 Exercise of stock options for 44
    shares of common stock                        --           149           --            --            --           149
 Issuance of 88 shares of common stock
    for employee stock purchase plan              --           493           --            --            --           493
 Accrued dividends on preferred stock            238            --           --            --          (238)           --
                                            --------      --------     --------      --------      --------      --------
Balances at December 31, 1997                     --        96,785           --        (1,888)      (57,878)       37,019
                                                                                                                 --------
 Net loss                                         --            --           --            --       (21,925)      (21,925)
 Change in cumulative translation
    adjustment                                    --            --           --         3,382            --         3,382
                                                                                                                 --------
 Comprehensive loss                               --            --           --            --            --       (18,543)
                                                                                                                 --------
 Issuance of 100 shares of common stock
    under restricted stock purchase
    agreement                                     --             1           --            --            --             1
 Deferred compensation related
    to restricted stock purchase agreement        --           543         (543)           --            --            --
 Amortization of deferred compensation            --            --          183            --            --           183
 Exercise of stock options for 390
    shares of common stock                        --         1,533           --            --            --         1,533
 Issuance of 100 shares of common
 stock for employee stock  purchase
 plan                                             --           501           --            --            --           501
                                            --------      --------     --------      --------      --------      --------
Balances at December 31, 1998               $     --      $ 99,363     $   (360)     $  1,494      $(79,803)     $ 20,694
                                            ========      ========     ========      ========      ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RESOUND CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                           ------------------------------------
                                                                                            1998           1997          1996
                                                                                           --------      --------      --------
Cash flows from operating activities:
   Net loss                                                                                $(21,925)     $(18,438)     $   (967)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                            8,051         7,915         6,066
     Loss on disposal of property and equipment                                                  61            82            --
     Noncash portion of special charges                                                      14,971        17,157            --
     Amortization of deferred compensation                                                      183            --            --
     Gain on sale of Viennatone switch activity                                                  --          (300)           --
  Changes in assets and liabilities:
     Accounts receivable                                                                      1,343         2,238          (982)
     Inventories                                                                             (2,555)        6,631        (1,732)
     Other assets                                                                            (4,255)       (1,202)       (3,435)
     Accounts payable                                                                          (846)          257        (1,711)
     Accrued liabilities                                                                     (5,388)       (1,254)        1,663
     Provision for litigation and related costs                                                  --            --          (492)
                                                                                           --------      --------      --------
           Net cash provided by (used in) operating activities                              (10,360)       13,086        (1,590)
                                                                                           --------      --------      --------
Cash flows from investing activities:
   Acquisition of Sonar Hearing Health                                                           --            --       (25,443)
   Acquisition of Autac GmbH                                                                   (401)           --            --
   Acquisition of Apex Acoustics, Ltd.                                                         (750)           --            --
   Purchase of minority shareholder's interest in Viennatone BVG                                (82)           --            --
   Purchase of minority shareholder's interest in a subsidiary of Viennatone                     --            --        (1,857)
   Proceeds from sale of Viennatone switch activity                                              --         1,500            --
   Proceeds from sale of Viennatone BVG                                                       3,304            --            --
   Proceeds from patent contributions to partnership (net)                                       --         3,600         7,300
   Proceeds from patent license agreements                                                      900            --            --
   Change in cumulative translation adjustment                                                1,731          (465)          538
   Additions of property and equipment                                                       (7,974)       (4,485)       (7,547)
                                                                                           --------      --------      --------
           Net cash provided by (used in) investing activities                               (3,272)          150       (27,009)
                                                                                           --------      --------      --------

Cash flows from financing activities:
    Loans payable                                                                               505            --        (3,630)
    Payments on long-term debt                                                               (2,046)       (2,005)       (4,222)
    Proceeds from issuance of preferred stock                                                    --            --         5,000
    Proceeds from issuance of common stock                                                    2,035           642        34,340
                                                                                           --------      --------      --------
           Net cash provided by (used in) financing activities                                  494        (1,363)       31,488
                                                                                           --------      --------      --------

Net increase (decrease) in cash and cash equivalents                                        (13,138)       11,873         2,889
Cash and cash equivalents at the beginning of the year                                       19,853         7,980         5,091
                                                                                           --------      --------      --------
Cash and cash equivalents at the end of the year                                           $  6,715      $ 19,853      $  7,980
                                                                                           ========      ========      ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                             $  1,341      $  1,815      $  2,104
                                                                                           ========      ========      ========
      Income taxes                                                                         $    823      $  1,436      $  1,102
                                                                                           ========      ========      ========
Supplemental schedule of non-cash investing and financing activities:
      Issuance of common stock on conversion of promissory notes                           $     --      $     --      $  2,048
      Accrual of preferred stock dividend                                                  $     --      $    238      $    225
      Conversion of preferred stock to common stock                                        $     --      $  5,463      $     --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         In 1998, the Company adopted the policy of closing its fiscal quarters on the last Saturday falling within the calendar quarter, except that the fiscal year ends at the calendar year end.

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

         Except for the Company's European manufacturing subsidiary located in Ireland, for which the U.S. dollar is the functional currency, the functional currency for each international subsidiary generally is its respective local currency. Accordingly, all assets and liabilities related to these subsidiaries are translated at the current exchange rates at the end of each period. The resulting translation adjustments are recorded directly to the cumulative translation adjustment account included in shareholders' equity. Sales and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in other income (expense), net. The Company recorded a gain of $302,000, and losses of $984,000 and $175,000 in 1998, 1997 and 1996, respectively.

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

         Sales and Credit Risk

         The Company sells its products to audiologists, acousticians, hearing device chains and hearing device dispensers primarily in North America, Europe, and the Asia-Pacific region. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

         Sales are recognized when products are shipped. Net sales consist of product sales less discounts and estimated returns. Estimated U.S. returns are provided for at time of shipment. Company policy allows for a 90-day return period on U.S. sales. The provisions for expected returns, expressed as a percentage of gross U.S. sales, were as follows: 27% (1998); 26% (1997) and 27%
(1996). Most returns are resolved or settled within several months of the initial sale. In Europe and Asia, returns are not material.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         The Company's sales to customers outside of the United States accounted for approximately 51%, 49%, and 56% of net sales for the years ended December 31, 1998, 1997, and 1996, respectively. A number of risks are inherent in international transactions. Fluctuations in the exchange rates between the U.S. dollar and other currencies could increase the sales price of the Company's products in international markets where the prices of the Company's products are denominated in U.S. dollars or lead to currency exchange losses where the prices of the Company's products are denominated in local currencies. International sales and operations may also be limited or disrupted by the imposition of governmental controls, regulation of medical devices, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

         Warranty Costs

         The Company provides at the time of sale for the estimated cost of remaking and repairing products under warranty. Such costs are included in Cost of sales. In the U.S., the warranty period is one year for the custom hearing device shell and one to two years for electronic components. Because of the length of the warranty period, adjustments to the originally recorded provisions, both increases and decreases, may be necessary from time to time. In 1998, 1997, and 1996, the approximate U.S. provisions for estimated warranty costs (and as a percentage of U.S. net sales) were $4.7 million (7.5%), $5.1 million (7.7%), and $4.4 million (7.6%), respectively. The period over which warranty claims may be made in Europe and Asia is one year. The amount of these claims has not been material.

         Research and Development Expenses

         All research and development costs are expensed as incurred and consist mainly of personnel costs, outside services, materials, supplies, and general and administrative expenses.

         The Company is engaged in research and development efforts to design and develop technologies that are anticipated to result in human communications and hearing health care products. During 1997, the Company entered into a joint development agreement with Motorola whereby Motorola has committed to provide joint development funds, technology and other resources for this project through January 2000. During 1998 and 1997, Motorola paid $2.9 million and $2.0 million, respectively to ReSound as part of this commitment. Such funds received by the Company have been recorded as a reduction of the Company's research and development expenses. Total costs incurred by the Company related to this agreement were $3.8 million and $1.3 million in 1998 and 1997, respectively. The Company is currently in discussions with Motorola concerning levels of payments through the remaining period of the joint development agreement. In September 1998, the Company and Motorola announced the introduction of the CommPort system, an integrated microphone and receiver two-way radio system for the public safety market. The Company is not required to make any royalty payments under the terms of this agreement. However, to the extent that the technology being developed is using certain technology under a current sublicense agreement, the Company is required to make royalty payments on sales of developed products sold worldwide that may incorporate this technology.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Advertising Expenses

         The Company accounts for advertising costs as expense in the period in which the costs are incurred. Advertising expense for 1998, 1997, and 1996 was approximately $6.6 million, $4.3 million, and $2.8 million, respectively.

         Other Income (Expense), Net

         In 1998, other income resulted primarily from receipts of $3.0 million under a patent license agreement. This agreement requires no additional payments to be made to the Company.

         Income Taxes

         The Company accounts for income taxes under the liability method. The Company's net operating loss carryforwards have not been given benefit in the financial statements.

         Computation of Basic and Diluted Net Loss per Common Share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per common share with basic and diluted earnings per common share. Unlike primary earnings per common share, basic earnings per common share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share is very similar to the previously reported fully diluted earnings per common share. Net loss per common share amounts for all periods have been restated to conform to the SFAS No. 128 requirement. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation of diluted net loss per common share for all periods presented as their effect is antidilutive.

         Had the Company been in a net income position, diluted earnings per common share would have included 633,000, 434,000, and 255,000 shares related to outstanding stock options, warrants and preferred stock not included above for the years ended December 31, 1998, 1997 and 1996, respectively.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of ninety days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and various deposit accounts.

         Restricted Cash

         Included in other current assets at December 31, 1998, is $500,000 of cash which was deposited with the Company's primary bank as security for a letter of credit in connection with the purchase of technology. The letter of credit and the cash hold on collateral were released in March 1999.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Other assets at December 31, 1998 included restricted cash of $525,000 which was deposited with the Company's primary bank. These deposits related to the Company's Purchase Card program, which is secured by an ongoing deposit of $125,000 and an additional $400,000 secures debt, through February 2002, of an executive officer of the Company, related to the purchase of a private residence in connection with the executive officer's relocation.

         Inventories

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Inventories at December 31, 1998 and 1997 consist of the following (in thousands):


                     1998        1997
                    -------     -------
Raw materials       $10,260     $ 9,191
Work in process       2,576       2,869
Finished goods        3,363       2,123
                    -------     -------
     Total          $16,199     $14,183
                    =======     =======


         Other Receivables

         At December 31, 1998, the Company was owed $1,692,000 from Amplifon International NV, representing the final installment of the sales price of the Viennatone retail business in Austria. The final installment was received by the Company in March 1999.

         Property and Equipment

         Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of two to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term. Maintenance and repairs are charged to operations as incurred. Property and equipment at December 31, 1998 and 1997 consist of the following (in thousands):


                                                     1998         1997
                                                   --------     --------
Land and building                                  $  3,576     $  3,011
Machinery and equipment                              31,245       25,637
Furniture, fixtures and improvements                  8,246       10,271
                                                   --------     --------
                                                     43,067       38,919
Less accumulated depreciation and amortization      (32,333)     (28,081)
                                                   --------     --------
     Total property and equipment, net             $ 10,734     $ 10,838
                                                   ========     ========


         Other Assets

         Other long-term assets consist primarily of patents which are being amortized over useful lives ranging from five to ten years.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Goodwill

         Goodwill resulted from the unallocated excess purchase cost of acquisitions recorded using the purchase method of accounting and is being amortized over 20 years. Goodwill is reviewed for impairment whenever events or circumstances indicate an impairment might exist, or at least annually. Goodwill amortization, excluding write-offs related to the 1998 and 1997 strategic restructuring programs, was approximately $1.2 million, $1.6 million and $1.8 million in 1998, 1997 and 1996, respectively.

         Accrued Liabilities

         Accrued liabilities at December 31, 1998 and 1997 consist of the following (in thousands):


                                             1998        1997
                                           -------     -------
Accrued compensation and payroll taxes     $ 3,197     $ 4,077
Accrued warranty                             4,639       5,869
Income taxes payable                           708         484
Restructuring accrual                        2,455       2,387
Other                                        7,549       6,667
                                           -------     -------
    Total                                  $18,548     $19,484
                                           =======     =======


         Fair Value of Financial Instruments

         The Company has evaluated the estimated fair value of financial instruments. The amounts reported for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. It was not practicable to estimate the fair value of the Company's bank loans, short-term debt and long-term debt because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The amounts recorded at December 31, 1998 represent future minimum payments on debt obligations.

         Reclassifications

         Certain amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These classifications and restatements did not impact previously reported total assets, liabilities, shareholders' equity or net loss.

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of January 1, 1998 and has presented comprehensive loss for all periods presented in the Statement of Shareholders' Equity.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes FASB SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131, as of January 1, 1998, did not affect results of operations or financial position, but did affect the disclosure of segment information (see Note 11).

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

NOTE 2.  ACQUISITIONS AND DISPOSITIONS

         The Company acquired all the outstanding stock of two European-based companies in 1994 and certain assets of Minnesota Mining and Manufacturing Company's ("3M") hearing health business activity in 1996. In each instance, the acquisitions were accounted for as purchase transactions. The acquired assets and liabilities were recorded at their estimated fair values at the date of acquisition, and the unallocated excess purchase price amounts (goodwill), after impairment losses recorded in 1998 and 1997, are being amortized on a straight line basis over 20 years. The operating results of each subsidiary have been included in the consolidated statements of operations from the respective acquisition dates.

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

         Viennatone

         On December 9, 1994, a newly-formed Austrian subsidiary of the Company acquired 100% of the shares of Viennatone AG ("Viennatone"), an Austrian company, for approximately $27.7 million, and the Company's German subsidiary acquired the net assets of a related business for approximately $0.6 million, or a total of approximately $28.3 million (Viennatone AG owned an 80% interest in its

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

Austrian distribution company, Viennatone BVG). To finance the acquisition, the Austrian subsidiary borrowed approximately $17.3 million from an Austrian bank. The balance of the purchase price was provided by available cash funds of the Company and $6.85 million in loans against the Company's short-term investment securities. Viennatone manufactures and markets hearing devices through various subsidiaries of the Company. It uses both independent distributors and in Austria, until its divestiture in November 1998, its own retail chain. In 1996, the Company purchased the remaining minority interest in Viennatone Hannover for $1.9 million in cash. In September 1998, Viennatone purchased the remaining minority interest in Viennatone BVG for $82,000 and 40,000 shares of the Company's common stock, which will be issued in 1999.

         On November 28, 1998, the Company sold Viennatone BVG to Amplifon International NV ("Amplifon"), a European hearing instruments retail distribution company, headquartered in Italy. In the third quarter of 1998, the Viennatone BVG net assets and associated goodwill were written down to their expected realizable value as part of the Company's strategic restructuring program. There was no net gain or loss on the sale. As part of this sale transaction, Viennatone and Amplifon have entered into a strategic arrangement under which Amplifon has agreed to market and sell ReSound and Viennatone hearing healthcare products throughout its retail outlets in Europe. Amplifon has committed to purchase a minimum unit volume at agreed prices beginning on January 1, 1999 for a period of three years in markets outside of Austria and for a period of five years in Austria. The agreement contains certain penalty charges for units not purchased in the three year period in markets outside of Austria.

         Sonar Hearing Health Corporation

         In June 1996, the Company completed the acquisition of certain assets of the hearing health business activity of 3M and established a subsidiary, Sonar Hearing Health Corporation ("SHH"), to manage this activity on an ongoing basis. The acquisition was accounted for as a purchase and the operating results of SHH have been included in the consolidated statements of operations since the acquisition date. The total purchase price of approximately $25.4 million consisted of a cash payment of $24.9 million and $500,000 for related acquisition expenses. The allocation of the purchase price was as follows (in thousands):


Net tangible assets acquired, principally receivables
   and inventories                                        $ 4,132
Patents                                                     7,500
Goodwill                                                   13,811
                                                          -------
Total purchase price                                      $25,443
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

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         In addition to the patents acquired from 3M valued at $7.5 million, patents valued at $2.5 million were separately acquired by the Company in July 1996 in connection with the above acquisition. These patents were contributed to a partnership formed in 1996 comprised of eight hearing device manufacturers including ReSound. In consideration, ReSound received cash payments from the partnership members of $10.9 million (net) through December 31, 1998 and has rights to additional receipts as future licenses are sold. Any such future amounts paid to the partnership will be divided equally among the partners and recognized as license income.

         As further discussed in Note 6, Special Charges, the goodwill remaining from this acquisition was written off during 1997.

         Viennatone - Switch Production

         On December 23, 1997, the Company sold the net assets of its switch production activity which was performed at the ReSound Viennatone Hortechnologie AG subsidiary. The net gain on disposal of the discontinued activity was recorded in other income (expense), net, and consists of the following (in thousands):


Proceeds from sale                                            $1,500
Costs:
     Net book value of assets sold                               200
     Write-off of goodwill allocated to switch production      1,000
                                                              ------
Net gain                                                      $  300
                                                              ======


         In connection with this transaction, the Company is also entitled to receive a royalty on the sale of switches made by the acquirer to third parties for a period of three years from the sale. The royalty will only be earned once a minimum sales level has been achieved and such royalty will not exceed $1.5 million. This revenue will be recorded as received. No royalty revenue was received in 1998. Additionally, the Company has committed to purchase a minimum number of switches from the acquirer for the next three years. The minimum purchase commitment is not in excess of the Company's projected needs for these items.

         Resound Autac

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

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

         Apex Acoustics, Ltd.

         In April 1998, Resound-Viennatone Ltd. (a U.K. company) acquired all of the assets and liabilities of Apex Acoustics, Ltd. from the Ultratone Group, the largest hearing device retail chain in the United Kingdom, for $750,000. Concurrent with the acquisition, the Company entered into a multi-year supply agreement with Ultratone for customer hearing devices.

         The allocation of the purchase price was as follows (in thousands):


Working capital acquired        $ 419
Property and equipment, net       135
Goodwill                          321
Other liabilities                (125)
                                -----
Total purchase price            $ 750
                                =====


NOTE 3.  BANK LOANS

         Bank loans consisted of the following at December 31, 1998 and 1997 (in thousands):

                                      1998       1997
                                     ------     ------
Bank loan to ReSound-Viennatone
  Hortechnologie GmbH                $3,754     $1,663
Bank loan to ReSound Deutschland
  GmbH                                  184         --
Bank loan to ReSound Autac GmbH         708         --
                                     ------     ------
    Total                            $4,646     $1,663
                                     ======     ======


         These loans bear interest at rates varying from 4.75% to 9.5%. The ReSound-Viennatone bank loan from an Austrian bank is denominated in Austrian Schillings and secured by eligible receivables.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

The ReSound Deutschland bank loan from a German bank is denominated in German Marks and secured by a Letter of Comfort from its German parent company. The ReSound Autac bank loan from a Swiss bank is denominated in Swiss Francs and secured by eligible receivables, assignment of intercompany loans and by a Letter of Comfort from ReSound Corporation.

NOTE 4.  LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1998 and 1997 (in thousands):


                                                         1998          1997
                                                       --------      --------

8% convertible promissory note to shareholder
   due in February 2000                                $ 10,000      $ 10,000
Bank Austria loan to ReSound Horgerate GmbH:
   8.15% term loan, due in quarterly installments
   over seven years beginning June 30, 1995               4,256         8,234
Bank loan to ReSound Deutschland GmbH:
   6.5% term loan, due in semi-annual installments
   over eight years beginning September 1995                336           383
Bank term loan to ReSound Pty. Ltd.                          13            19
                                                       --------      --------
                                                         14,605        18,636
Less current portion                                     (1,790)       (4,362)
                                                       --------      --------
Non-current portion                                    $ 12,815      $ 14,274
                                                       ========      ========


         The 8% note is convertible into 1,000,000 shares of the Company's common stock at $10.00 per share. The Bank Austria loan is denominated in Austrian Schillings and secured by the capital stock of Viennatone.

         The maturities of long-term debt are as follows (in thousands): 1999, $1,790; 2000, $12,629; 2001, $75; 2002, $75 and 2003, $36.

NOTE 5.  VIENNATONE ACCRUED EMPLOYEE BENEFITS

         Viennatone's accrued employee benefits by category at December 31, 1998 and 1997 are as follows (in thousands):


                                     1998       1997
                                    ------     ------
Pensions                            $  149     $  443
Termination indemnities              2,102      2,321
Employees' long service premium        373        507
                                    ------     ------
    Total                           $2,624     $3,271
                                    ======     ======

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Pensions

         Viennatone has an unfunded defined benefit pension plan under which a number of senior management employees in Austria have pension entitlements. Viennatone's liability under this pension plan is funded partially by contributions to an insurance company and partially by fixed interest, long-term marketable securities held by Viennatone in accordance with Austrian tax requirements.

         The status of the defined benefit plan at December 31, 1998 and 1997 is as follows (in thousands):


                                         1998     1997
                                         ----     ----
Accumulated benefit obligation (ABO)     $149     $443
Projected benefit obligation (PBO)        149      443
Service cost                               --       --
Net periodic pension cost                  --       --
Interest                                   14       29


         The interest rate used was 7%.

         The expected projected benefit obligation ("PBO") for 1999 has been estimated as $149,000. Differences between expected and projected benefit obligations are not material. The pension accrual recorded represents the projected benefit obligation at December 31, 1998 and 1997. The weighted average discount rate used to evaluate the increase in rate of compensation was 4.25%.

         Termination Indemnities

         Viennatone provides for termination benefits as earned in accordance with Austrian law. Indemnities range from two to twelve months' salary based on length of service. Employees are entitled to indemnities after three years of employment or according to contract. Payments are made upon normal retirement or other cause of termination, except voluntary departures or terminations for cause. The amount accrued at year end represents the projected benefit obligation. This calculation has been made under the assumption that the majority of expected payments will be upon normal retirement. The liability is also partially funded by fixed interest, long-term marketable securities held by Viennatone in accordance with Austrian tax requirements.

         The status of the accrual for termination indemnities at December 31, 1998 and 1997 is as follows (in thousands):


                                          1998       1997
                                         ------     ------
Accumulated benefit obligation (ABO)     $1,484     $1,640
Projected benefit obligation (PBO)        2,102      2,321
Service cost                                164        182
Net periodic pension cost                    --         --
Interest                                    143        156

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         The interest rate used was 7%.

         The expected projected benefit obligation for 1999 has been estimated as $2.1 million. Differences between expected and projected benefit obligations are not material. The termination indemnities accrual has been recorded at the amount of the PBO at December 31, 1998 and 1997.

         Employees' Long Service Premium

         According to the Viennatone work agreement, employees are entitled to a premium after ten years of service. Such a premium is also paid out after 15, 25, 35 and 45 years of service. A calculation of the total liability as of the balance sheet date is made on a discounted cash-flow basis, using an interest rate of 7%. The liability was calculated at $373,000 and $507,000 at December 31, 1998 and 1997, respectively.

NOTE 6.  SPECIAL CHARGES

         1997 Strategic Restructuring Program

         In the second half of 1997, the Company recorded special charges of $18.0 million associated with the Company's strategic restructuring program. This program is designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

         The special charges provided for costs associated with employee termination benefits for approximately 100 employees from all functional areas in various subsidiary locations; lease termination costs; the write-down of goodwill associated with the acquired hearing health business activity of 3M (which was renamed Sonar Hearing Health, "SHH"); the incremental impairments in the carrying value of certain product inventories; and losses on supplier commitments arising directly from the decision to exit product lines.

         The $18.0 million in special charges was recorded as follows:

         Employee termination benefits and lease termination costs (recorded as Restructuring and other charges) -- $2.3 million; write-down of SHH goodwill (recorded as Restructuring and other charges) -- $10.3 million; write-down of inventories to net realizable value and losses on supplier commitments (recorded as Cost of sales) -- $3.1 million; write-down of capital assets to fair value (recorded as Selling, general and administrative -- $633,000 and Research and development -- $123,000) and other exit costs (recorded as Selling, general and administrative) -- $1.6 million.

         As of December 31, 1998 and 1997, $0.8 million and $6.2 million, respectively remained of the 1997 restructuring accrual. The Company made approximately $2.2 million and $819,000 of cash payments relating to the special charges in 1998 and 1997, respectively. The remaining 1997 restructuring accrual of $0.8 million will be substantially utilized by December 31, 1999.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         1998 Strategic Restructuring Program

         In the second half of 1998, the Company recorded special charges of $17.6 million associated with the Company's new strategic restructuring program. This program is designed to realign the Company's organizational structure, streamline internal processes, and consolidate facilities worldwide in order to achieve sustained profitability. The program will result in a work force reduction of up to 100 people worldwide in all functional areas. Of the $17.6 million in special charges, approximately $10.1 million reflects non-cash items for the write-down of goodwill and discontinued product lines. The remaining charges of approximately $7.5 million reflect cash and non-cash items pertaining primarily to employee severance and consolidation activities.

         The $17.6 million in special charges has been recorded as follows: Cost of sales -- $1.8 million (for the write-down of inventories to net realizable value and losses on supplier commitments); Research and development -- $0.5 million; Selling, general and administrative -- $3.2 million (for the write-down of capital assets to fair value and other exit costs); Restructuring and other charges -- $12.1 million (for the write-down of goodwill -- $8.1 million, and employee termination benefits and lease termination costs -- $4.0 million).

         In the second half of 1998, the Company utilized $12.8 million of the 1998 restructuring accrual. Of this $12.8 million, $8.1 million was utilized for the write-down of goodwill in ReSound Autac GmbH and Viennatone; $2.7 million for employee termination benefits and lease termination costs; $0.6 million for the write-down of capital assets to fair value and $1.5 million for the write-down of inventories to net realizable value.

         The Company made approximately $2.7 million of cash payments relating to the special charges in the second half of 1998. The remaining 1998 restructuring accrual of approximately $4.8 million at December 31, 1998 will be substantially utilized by December 31, 1999.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases its present facilities and certain equipment under noncancelable operating lease agreements for periods of up to 20 years. Some of the leases have renewal options ranging from two to three years and contain provisions for maintenance, taxes or insurance. Rent expense was $2.9 million, $2.3 million, and $1.7 million in 1998, 1997 and 1996, respectively.

         At December 31, 1998, total future minimum lease payments are as follows (in thousands):


YEAR ENDING
DECEMBER 31,
------------
   1999                       $1,954
   2000                        1,228
   2001                          425
   2002                          209
   2003                          206
Thereafter                       715
                              ------
Total minimum
 payments required            $4,737
                              ======

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         401(k) Plan

         Under the Company's retirement savings plan (the "401(k) Plan"), a U.S. employee may defer and invest up to 19% of his or her annual compensation, subject to an annual dollar limitation. The Company has elected to make matching contributions in the amount of 25% of the employee's contributions, up to a potential maximum of $2,250 per employee. All U.S. full-time employees who have three months of service are eligible to participate in the 401(k) Plan. The Company contributed $248,000, $222,700, and $138,000 to the 401(k) Plan in 1998,
1997 and 1996, respectively.

         Litigation

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

NOTE 8.  SHAREHOLDERS' EQUITY

         Preferred Stock

         Under the Company's Articles of Incorporation, the Company is authorized to issue preferred stock. At December 31, 1998, 2,000,000 shares of preferred stock were authorized.

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

         At December 31, 1998 and 1997, no preferred stock was issued and outstanding.

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

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Warrants

         In conjunction with a convertible promissory note issued in November 1995 (subsequently repaid in June 1996), the Company issued two warrants, each to purchase 38,897 shares of common stock at an exercise price of $7.7125 per share. These warrants may be exercised at any time and expire on October 30, 2000. As of December 31, 1998, these warrants have not been exercised. The values ascribed to these warrants are not material.

         In conjunction with a guaranteed bank loan funded in October 1995 and subsequently repaid in July 1996, the Company issued a warrant to purchase 49,230 shares of common stock to the bank at an exercise price of $8.13 per share. This warrant may be exercised at any time and expires on October 29, 2000. In addition, the Company issued warrants to purchase an aggregate of 105,492 shares of common stock to the six directors who guaranteed the debt at an exercise price of $8.13 per share. These warrants may be exercised at any time and expire on December 1, 2000. As of December 31, 1998, these warrants have not been exercised. The values ascribed to these warrants are not material.

         1992 Employee Stock Purchase Plan

         Under the 1992 Employee Stock Purchase Plan, substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of its fair market value as of certain specified dates. Stock purchases under this plan are limited to 10% of an employee's compensation, and in no event may exceed $8,500 per year. As of December 31, 1997, a total of 400,000 shares of common stock were reserved for issuance to employees. At the Annual Meeting of Shareholders of the Company on May 21, 1998, the shareholders voted to authorize the amendment of the 1992 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder by 200,000 shares to an aggregate of 600,000 shares. As of December 31, 1998, 347,390 shares had been issued under this plan, including 99,587 shares issued in 1998.

Fixed Stock Option Plans

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

         1988 Stock Option Plan

         Under the 1988 Stock Option Plan, the Company has reserved 4,000,000 shares of common stock for issuance. Options for shares of common stock were granted to employees and consultants. Options were exercisable at such times and under such conditions as determined by the Board of Directors. Options granted generally vested at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant. However, certain options granted to replenish existing options did not

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

begin vesting for up to 36 months from the date of grant (when vesting commenced, it was generally prorated on a monthly basis over periods up to 48 months). The Plan expired in April 1998, and of the remaining 831,998 shares available for grant, 650,000 shares were transferred to the 1997 Stock Plan and 181,998 shares were cancelled.

         1997 Stock Plan

         Under the 1997 Stock Plan, which expires in 2007, a total of 650,000 shares have been reserved for issuance. Options for shares of common stock and stock purchase rights may be granted to employees and consultants. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted generally vest at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant.

         Other Option Grants

         During 1998, the Company issued options to purchase an aggregate of 812,663 shares of its common stock to newly hired executive officers and options to purchase 6,250 shares of its common stock to a consultant outside of any shareholder approved equity incentive plan. These options did not constitute Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986, as amended. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted generally vest at the rate of 1/48th of the number of shares subject to such option at the end of each month for a period of 48 months from date of grant. The values ascribed to the options granted to a consultant are not material.

         Additional information relative to the Company's fixed stock option plans is as follows:


                                             1998                             1997                           1996
                                  ----------------------------    -----------------------------    ----------------------------
                                              Weighted-Average                 Weighted-Average                Weighted-Average
                                   Options     Exercise Price      Options       Exercise Price     Options      Exercise Price
                                  ---------   ----------------    ---------    ----------------    ---------   ----------------
Outstanding - beginning of
  year                            3,406,399        $4.71          3,600,867          $8.85         3,379,533         $8.50
     Granted                      1,394,323        $5.38            350,200          $4.54           931,650         $9.23
     Exercised                     (390,089)       $3.67            (44,553)         $3.61          (225,358)        $4.68
     Canceled                      (476,867)       $6.56           (500,115)         $9.14          (484,958)        $9.07
                                  ---------                       ---------                        ---------
Outstanding - end of year         3,933,766        $4.83          3,406,399          $4.71         3,600,867         $8.85
                                  ---------                       ---------                        ---------
Exercisable at end of year        1,815,462                       1,546,296                        1,534,494
Weighted-average fair value
  of options granted during
  the year                                         $2.25                             $4.54                           $4.13

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         Outstanding and Exercisable By Price Range as of December 31, 1998:


                                                Options Outstanding                           Options Exercisable
                           ------------------------------------------------------------------------------------------------
                                Number           Weighted-Average                            Number
    Range of                 Outstanding at          Remaining      Weighted-Average     Exercisable at    Weighted-Average
Exercise Prices            December 31, 1998     Contractual Life    Exercise Price    December 31, 1998    Exercise Price
----------------           -----------------     ----------------   ----------------   -----------------   ----------------
$ 0.30 -  $ 0.40                   6,696                1.5             $  0.39                 6,696          $  0.39
$ 0.50 -  $ 0.50                  71,447                2.6             $  0.50                71,447          $  0.50
$ 4.19 -  $ 6.25               3,503,873                3.1             $  4.71             1,654,529          $  4.56
$ 6.50 -  $ 8.88                 321,750                4.0             $  6.69                52,790          $  6.85
$ 9.88 -  $11.00                  30,000                0.9             $ 10.06                30,000          $ 10.06
----------------             -----------               ----              -------          -----------          -------
$ 0.30 -  $11.00               3,933,766                3.1             $  4.83             1,815,462          $  4.54


         At December 31, 1998, options to purchase 1,815,462 shares of common stock were exercisable at an average exercise price of $4.54 per share and 3,933,766 shares of common stock were reserved in the event options are exercised.

         In April 1997, the Board of Directors authorized the repricing of options granted to employees and directors to purchase 2,626,877 shares of common stock effective as of the close of business on April 25, 1997, to the then fair market value of $4.4375 per share. Under the terms of the repricing, the repriced options that were not vested at April 25, 1997 were subject to a one-year extension of their vesting terms, and any repriced options that were vested at April 25, 1997 were not exercisable during the one-year period commencing April 25, 1997. The term of the repriced options was extended by one year.

         In April 1998, pursuant to a restricted stock purchase agreement, 100,000 shares of common stock were purchased by an executive officer of the Company at $0.01 per share. Deferred compensation expense of $543,000, representing the excess of the quoted market price of the Company's common stock at grant date over the grant price was recorded related to this agreement. The restricted stock purchase agreement contains provisions for the repurchase of common stock by the Company in the event of termination of employment during the three years following the date of the agreement. One hundred percent of the shares will be released from the repurchase option on the third anniversary of the vesting commencement date provided that the executive officer's employment with the Company has not been terminated prior to such date.

         Deferred compensation resulting from the issuance of common stock under the restricted stock purchase agreement as of December 31, 1998 and 1997 is $360,000 and $0, respectively. Deferred compensation is amortized over the vesting period of three years, which resulted in compensation expense of $183,000, $0 and $0 being recognized in the years ended December 31, 1998, 1997 and 1996, respectively.

         Stock -Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

compensation cost has been recognized for the plans (including the Employee Stock Purchase Plan). Had compensation cost for the plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss and basic and diluted net loss per common share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below (in thousands, except per share data):


                                                    1998            1997            1996
                                                 ----------      ----------      ----------
Net loss applicable to common
shareholders:
     As reported                                 $  (21,925)     $  (18,676)     $   (1,192)
     Pro forma                                   $  (22,246)     $  (21,963)     $   (2,990)
Basic and diluted net loss per common share:
     As reported                                 $    (1.07)     $    (0.96)     $    (0.07)
     Pro forma                                   $    (1.09)     $    (1.13)     $    (0.17)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes multiple option-pricing model. The following weighted average assumptions were used for grants in 1998, 1997 and 1996: risk-free interest rates of 5.0 percent, 6.0 percent and 6.3 percent, respectively, expected volatility of 0.61, 0.61 and 0.57, respectively, an expected option life of 0.8 years beyond each respective vesting period and dividend yield of zero. The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with SFAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

NOTE 9.  INCOME TAXES

         The provision for income taxes for 1998, 1997 and 1996 consists of the following (in thousands):


                       1998        1997        1996
                     -------     -------     -------
Current:
    State            $     8     $    16     $    --
    Foreign              552         860       1,769
                     -------     -------     -------
    Subtotal             560         876       1,769
Deferred:
    Foreign               --          --        (372)
                     -------     -------     -------
Total provision:     $   560     $   876     $ 1,397
                     =======     =======     =======

         Foreign pre-tax income (loss) was $(15.7) million, $(7.0) million and $5.0 million in 1998, 1997 and 1996, respectively.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

         The difference between the provision for taxes on income and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is presented below (in thousands):


                                          1998         1997         1996
                                         -------      -------      -------
Tax at federal statutory rate            $(7,477)     $(6,110)     $  (151)
Unbenefited losses                         8,852        7,971        3,307
Income taxed at higher/(lower) rates        (815)        (994)      (1,840)
Other                                         --            9           81
                                         -------      -------      -------
Provision for income taxes               $   560      $   876      $ 1,397
                                         =======      =======      =======


         At December 31, 1998, the Company had U.S. federal and California net operating loss carryforwards of approximately $37.3 million and $8.5 million, respectively. The federal net operating loss carryforwards will expire at various dates beginning in 2002 through 2018, if not utilized. The California net operating loss carryforwards will expire at various dates beginning in 1999 through 2003, if not utilized. The Company has foreign net operating loss carryforwards of approximately $36.5 million at December 31, 1998, which will expire at various dates beginning in 1999 through 2004, if not utilized.

         Utilization of net operating losses may be subject to an annual limitation due to ownership change limitations provided in the Internal Revenue Code of 1986 and similar state provisions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's earnings history, a valuation allowance for deferred tax assets of $34.9 million and $26.7 million at December 31, 1998 and 1997, respectively, is required to reduce the Company's net deferred tax assets to the amount realizable at present. Significant components of the Company's deferred tax assets for federal and California income taxes as of December 31, 1998 and 1997 are as follows (in thousands):


                                                     1998          1997
                                                   --------      --------
Deferred tax assets:
   U.S. net operating loss carryforwards           $ 13,500      $ 13,500
   Foreign net operating loss carryforwards           8,809         3,300
   Tax credits (expiring 2000 - 2018)                 3,600         2,300
   Allowance for returns and doubtful accounts        2,200         2,100
   Depreciation and amortization                      2,500         2,600
   Warranty accruals                                  1,900         1,800
   Other                                              2,400         1,100
Less: valuation allowance                           (34,909)      (26,700)
                                                   --------      --------
   Net deferred tax assets                         $     --      $     --
                                                   ========      ========


         The valuation allowance increased by $7.1 million in 1997.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 10.  RELATED PARTY TRANSACTIONS

         Hoya Corporation

         Hoya Corporation ("Hoya"), a shareholder of the Company, purchases from the Company certain inventory for resale in Japan under an exclusive distribution agreement entered into in June 1990. Sales to Hoya in 1998, 1997 and 1996 totaled $2.1 million, $3.4 million and $3.4 million, respectively. Accounts receivable from Hoya at December 31, 1998 and 1997 were $122,000 and $653,000, respectively.

         California Ear Institute at Stanford

         Dr. Rodney Perkins, the Chairman of the Company's Board of Directors and a shareholder of the Company, is also the President of the California Ear Institute ("CEI") at Stanford. Sales of the Company's products to CEI in 1998, 1997, and 1996 totaled $149,000, $119,000 and $192,000, respectively. Accounts receivable from CEI were $30,200 and $30,000 at December 31, 1998 and 1997, respectively.

NOTE 11.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of January 1, 1998. The prior year segment information has been restated to present the Company's reportable segments: North America, Europe, and Asia Pacific/Latin America. The North America and Europe segments design, develop, manufacture, and market hearing devices through audiologists, acousticians and other qualified hearing device dispensers and distributors. The Asia Pacific/Latin America segment primarily markets hearing devices through audiologists, acousticians and other qualified hearing device dispensers and distributors.

         The accounting policies the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". The Company evaluates the performance of its sales and marketing segments (North America, Europe and Asia Pacific/Latin America) and allocates resources to them based on earnings from operations, which does not include nonrecurring gains and losses and foreign exchange gains and losses. Additionally, the Company separately records and analyzes R&D and Corporate operating expenses.

         The Company attributes the operating results of intersegment sales and transfers based upon the region in which the sale to a third party customer occurs.

         The Company's reportable segments are geographic locations. The reportable segments are each managed separately because they have different economic characteristics.

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

        The table below presents information about reported segments for the years ended December 31, 1998, 1997, and 1996 (in thousands):


                                          North                     Asia Pacific/      R&D/
1998                                     America         Europe     Latin America    Corporate        Totals
                                        ---------      ---------    -------------    ---------      ---------
Net sales to external customers         $  63,471      $  54,449      $   5,522      $      --      $ 123,442
Operating income (loss) - excluding
   restructure and other special
   charges                                 17,398          1,860          1,087        (26,535)        (6,190)
Restructure and other special
   charges                                 (3,062)       (14,496)           (66)            --        (17,624)
Operating income (loss) - including
   restructure and other special
   charges                                 14,336        (12,636)         1,021        (26,535)       (23,814)
Segment assets                             20,716         47,286          1,760             --         69,762
Expenditures for segment assets             4,459          3,349            166             --          7,974
Long-lived assets                           7,487         18,524            180             --         26,191


                                          North                      Asia Pacific/     R&D/
1997                                     America         Europe     Latin America    Corporate        Totals
                                        ---------      ---------    -------------    ---------      ---------
Net sales to external customers         $  68,981      $  55,920      $   5,562      $      --      $ 130,463
Operating income (loss) - excluding
   restructure and other special
   charges                                 17,187          4,279          1,174        (20,426)         2,214
Restructure and other special
   charges                                (12,720)        (2,747)          (406)        (2,103)       (17,976)
Operating income (loss) - including
   restructure and other special
   charges                                  4,467          1,532            768        (22,529)       (15,762)
Segment assets                             33,448         56,197            130             --         89,775
Expenditures for segment assets             2,419          1,994             72             --          4,485
Long-lived assets                           8,533         26,931            184             --         35,648

                               RESOUND CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


                                          North                     Asia Pacific/       R&D/
1996                                     America        Europe      Latin America     Corporate       Totals
                                        --------       --------     -------------     --------       --------
Net sales to external customers         $ 57,136       $ 64,166       $  4,378        $    (34)      $125,646
Operating income (loss) - excluding
   restructure and other special
   charges                                14,283          6,533          1,127         (19,335)         2,608
Restructure and other special
   charges                                    --             --             --              --             --
Operating income (loss) - including
   restructure and other special
   charges                                14,283          6,533          1,127         (19,335)         2,608
Segment assets                            41,518         72,423            811              --        114,752
Expenditures for segment assets            3,526          3,986             35              --          7,547
Long-lived assets                         22,181         35,805            218              --         58,204


        No one customer accounted for 10% or more of net sales in 1998, 1997 or 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

        Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 28, 1999 and the information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to directors of the Company and the Chairman of the Company's Board of Directors is incorporated by reference from the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

        The names of the Company's executive officers and certain information about them as of March 26, 1999, are set forth below:


              Name                      Age                      Position
              ----                      ---                      --------
Russell D. Hays.....................    54     President, Chief Executive Officer and Director
Laureen De Buono....................    41     Executive Vice President, Chief Operating Officer
John H. Giroux......................    54     Senior Vice President and President, ReSound North America
Peter Nolan.........................    44     Senior Vice President, Worldwide Operations
David S. Thrower....................    34     Senior Vice President, Global Marketing
Robert D. Luttrell..................    39     Vice President, Chief Financial Officer
Edward Lopez........................    39     Vice President, Business Development, General Counsel and
                                               Secretary
Chaslav V. Pavlovic.................    50     Vice President, Research and Development


        Russell D. Hays joined ReSound as President and Chief Executive Officer, and was elected to its Board of Directors, in February 1998. From 1995 to 1998, Mr. Hays served as Executive Vice President and President of the Hospital Business of Nellcor Puritan Bennett, a medical device company that develops and markets products that diagnose, monitor and treat respiratory disorders. From 1992 to 1995, Mr. Hays served as President and Chief Executive Officer of Enzytech, Inc., a company that develops and markets drug delivery technologies. From 1985 to 1992, Mr. Hays held senior management positions with Baxter Healthcare Corporation, most recently as Vice President and General Manager of the Immunotherapy Division of Baxter Biotech, and before that in the areas of strategic planning and business development, marketing and business development, and technology assessment and development. Prior to this, he held various positions with Stryker Corporation, Baxter Travenol Labs, Inc., Amerace Corporation, Reynolds Products, Inc., and Schaub Engineering Company. Mr. Hays holds an M.B.A. from the J.L. Kellogg Graduate School at Northwestern
University and a B.S. in Physics from Elmhurst College.

        Laureen DeBuono joined the Company in October 1998 as Executive Vice President, Chief Operating Officer and Chief Financial Officer. With the addition of Robert D. Luttrell as Vice President, Chief Financial Officer in February 1999, Ms. DeBuono no longer serves as Chief Financial Officer. Before joining the Company, Ms. DeBuono was Executive Vice President, Human Resources, General Counsel and Secretary at Nellcor Puritan Bennett from 1994 to 1998 and served as General Counsel and Secretary at Nellcor Puritan Bennett from April 1992 to June 1994. Prior to joining Nellcor Puritan Bennett, Ms. DeBuono was Division and Corporate Counsel with the Clorox Company, a diversified consumer products company, from 1987 to 1992 and Corporate Counsel with Varian Associates, Inc., an electronics device company, from 1984 to 1987. Ms. DeBuono holds a B.A from Duke University, a M.A. from Stanford University and a J.D. from New York University.

        John H. Giroux joined the Company in January 1991 as Vice President, Marketing. He was elected Vice President, Sales and Marketing in December 1991 and in June 1993 was promoted to Senior Vice President, Sales and Marketing. In January 1996, he was elected Senior Vice President of the Company and President of ReSound U.S.A. Mr. Giroux has 27 years of experience in the marketing of consumer health care products. Before joining the Company, Mr. Giroux was Vice President of Marketing for Allergan Optical at Allergan, Inc., from February 1988 to June 1990. Prior to joining Allergan, Inc., Mr. Giroux was Vice President at Ogilvy & Mather Worldwide, an advertising firm, from July 1984 to February 1988. Prior to July 1984, Mr. Giroux was Vice President, Sales and Marketing of the Consumer Products Division of G.D. Searle and Company, a pharmaceutical company. Mr Giroux holds a B.A. in economics from Providence College.

        Peter Nolan joined the Company in June 1994 as General Manager of ReSound Ireland Ltd. He was named Vice President of Manufacturing in December 1995 and was promoted to Senior Vice President of Worldwide Operations in October 1998. Before joining the Company, Mr. Nolan was General Manager of Wang Laboratories Ireland B.V., the European manufacturing and distribution headquarters for Wang, from 1992 until June 1994 and held other senior management positions with that company, which he joined in 1984. Mr. Nolan has also held various manufacturing and engineering positions with Digital Equipment International B.V., Atari Ltd., Varian Instruments Ltd., and Westinghouse Electronics Ltd.. Mr. Nolan holds a Bachelor of Technology - Production Engineering from the University of Limerick, Ireland.

        David S. Thrower joined ReSound in July 1998 as Senior Vice President of Global Marketing. In December 1998, Mr. Thrower's role was expanded to include responsibility for ReSound Communications. Before joining ReSound, Mr. Thrower served as Vice President of Quattro Consulting, Inc., a management consulting firm exclusively focused on the medical device and technology industries, from 1993 to 1998. Prior to Quattro Consulting, Inc., Mr. Thrower was a consultant at Bain & Company, from 1986 to 1990 and again from 1992 to 1993. Mr. Thrower holds an MBA from Harvard Graduate School of Business Administration and a BS in Mathematical and Computational Sciences from Stanford University.

        Robert D. Luttrell joined ReSound in February 1999 as Vice President, Chief Financial Officer. Before joining the Company, Mr. Luttrell served as Corporate Controller for Nellcor Puritan Bennett from 1995 until January 1999, and held other financial management positions since joining that company in 1990. From 1987 to 1990, Mr. Luttrell held various financial management positions with Applied Biosystems, a supplier of life sciences analytical instrumentation and consumables. Mr. Luttrell also held financial management positions with Fairchild Semiconductor from 1985 to 1987 and worked on the audit staff of Arthur Young and Company from 1983 through 1985. Mr. Luttrell holds a B.S. degree in business from San Francisco State University and is a Certified Public Accountant in California.

        Edward Lopez joined ReSound in June 1998 as Vice President, Business Development and General Counsel. In December 1998, Mr. Lopez was elected to the office of Secretary of the Company. Prior to joining ReSound, Mr. Lopez was Corporate Counsel and Senior Corporate Counsel with Nellcor Puritan Bennett from October 1993 to February 1998. From 1987 until joining Nellcor Puritan Bennett in 1993, Mr. Lopez worked with Morrison & Foerster, an international law firm headquartered in San Francisco, California, where he focused his practice on general corporate, mergers and acquisition, securities and finance matters. Mr. Lopez received a J.D. from the Harvard Law School in 1985 and an A.B. in economics and political science from Columbia University in 1982. Mr. Lopez is a member of the Corporate Law Departments Committee of the Business Law Section of the State Bar of California.

        Chaslav V. Pavlovic joined the Company in February 1994 as Vice President of Research. In December 1996, he was promoted to Vice President for Research and Development. Before joining the Company, Dr. Pavlovic was Associate Professor of Audiology at the University of Iowa from December 1985 through February 1993; Professor of Audiology at the University of Provence, France, from March 1993 to June 1998; and a Coordinator of the European project EURAUD (European Audiological Tests and Station); Chair, American National Standards Institute S3-79 Writing Group (Calculation of the Articulation Index); USA representative to the International Standards Organization ISO/TC 43/SC1; Coordinator of the Overall Quality Assessment Subgroup, European Consortium for Speech Assessment Methods (SAM, Project Esprit); Coordinator of participating French laboratories on projects TIDE and OSCAR (pattern extraction hearing aids); Member, American National Standards institute S12-8 Writing Group (rating noise with respect to speech interference); Member of the Editorial Board, Acoustics; Staff Editor, Journal D'Acoustique; Board of Directors, Journal D'Acoustique; and Member, Technical Committee on Speech Communication, Acoustical Society of America. Dr. Pavlovic has produced more than 50 publications and over 60 major international presentations. Dr. Pavlovic has a Ph.D. in Audiology from Wichita State University, and an M.S. and B.S. in Electrical Engineering from Salford University, England and the University of Belgrade, Yugoslavia, respectively.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      The following documents are filed as part of this Report:


                                                                                                               PAGE
                                                                                                               ----
         (1)      Consolidated Financial Statements and Report of Ernst &
                  Young LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent
                  Auditors.                                                                                     35

                  Consolidated Balance Sheets at December 31,
                  1998 and 1997.                                                                                36

                  Consolidated Statements of Operations -
                  Years ended December 31, 1998, 1997 and 1996.                                                 37

                  Consolidated Statement of Shareholders' Equity -
                  Three Years ended December 31, 1998.                                                          38

                  Consolidated Statements of Cash Flows -
                  Years ended December 31, 1998, 1997 and 1996.                                                 39

                  Notes to Consolidated Financial Statements.                                                   40

         (2)      Financial Statement Schedules
                  The following financial statement schedule is included herein:

                  Schedule II - Valuation and Qualifying Accounts                                               70

                  All other schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Number                                 Description
-------                                -----------
3.1            Amended and Restated Articles of Incorporation of Registrant. (3)

3.2            Bylaws of Registrant, as amended. (14)

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

Exhibit
Number                                 Description
-------                                -----------
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

10.29          Assignment Agreement between ReSound Corporation and K/S
               HIMPP.25. (7)

10.30 Lease Agreement dated September 24, 1996 between the Registrant and Don and Carole Tanklage dba Tanklage Properties. (9)

10.31          ReSound Corporation 1997 Stock Plan. (11)

10.32          Separation Agreement. (12)

10.33          Change of Control Agreement. (13)

10.34          Agreement in Contemplation of Separation. (15)

10.35          Amended and Restated Change of Control Agreement. (16)

10.36          1997 Stock Plan. (17)

10.37          1992 Employee Stock Purchase Plan. (18)

10.38          Loan and Security Agreement with Silicon Valley Bank dated
               February 12, 1999. (14)

10.39          Consulting Agreement dated January 1, 1999 with Dr. Rodney
               Perkins. (14)

Exhibit
Number                                 Description
-------                                -----------
10.40          Settlement Agreement and Release dated December 21, 1998 between
               Registrant and Andreas Joder. (14)

10.41          Settlement Agreement and Release dated December 22, 1998 between
               Registrant and Stephan Becker-Vogt. (14)

10.42 Consulting Agreement dated October 31, 1998 between Registrant and Andreas B. Joder. (14)

10.43 Consultancy Agreement dated January 1, 1999 between Registrant and Stephan Becker-Vogt. (14)

10.44          Notarial Deed dated November 28, 1998 between ReSound-Viennatone
               Hortechnologie GmbH and Amplifon International N.V. (14)

10.45          Cooperation and Sales Agreement dated November 28, 1998 between
               ReSound-Viennatone Hortechnologie GmbH and Amplifon International
               N.V. (14)

21.1           Subsidiaries of Registrant. (14)

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

(7) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits, and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(8) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits" of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1996 (as amended and filed September 12, 1996).

(9) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

(13) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(14)           Filed herewith

(15) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998.

(16) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

(17) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits" of the Registrant's Statement on Form S-8 (File No. 333-46585), which became effective February 19, 1998.

(18) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits of the Registrant's Statement on Form S-8 (File No. 333-57709), which became effective June 25, 1998.

                                   SCHEDULE II

                               RESOUND CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                         BALANCE AT     CHARGED AGAINST                     BALANCE AT
                                         BEGINNING OF    SALES OR TO        RETURNS/          END OF
           DESCRIPTION                    THE YEAR         EXPENSE         WRITE-OFFS        THE YEAR
                                         ------------   ---------------    ----------       ----------
Year ended December 31, 1996:
Allowances for estimated
  returns and doubtful accounts          $    4,123       $   17,786       $   15,390       $    6,519
Reserves for warranty expenses                4,585            5,981            5,466            5,100
                                         ----------       ----------       ----------       ----------
                                         $    8,708       $   23,767       $   20,856       $   11,619
                                         ==========       ==========       ==========       ==========

Year ended December 31, 1997:
Allowances for estimated
  returns and doubtful accounts          $    6,519       $   20,730       $   20,185       $    7,064
Reserves for warranty expenses                5,100            6,625            5,856            5,869
                                         ----------       ----------       ----------       ----------
                                         $   11,619       $   27,355       $   26,041       $   12,933
                                         ==========       ==========       ==========       ==========

Year ended December 31, 1998:
Allowances for estimated
  returns and doubtful accounts          $    7,064       $   21,903       $   22,753       $    6,214
Reserves for warranty expenses                5,869            3,692            4,922            4,639
                                         ----------       ----------       ----------       ----------
                                         $   12,933       $   25,595       $   27,675       $   10,853
                                         ==========       ==========       ==========       ==========

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

         We consent to incorporation by reference in the Registration Statements (Form S-8 Nos. 333-09303, 33-61302, 333-46585, 333-48695, 333-57709 and
333-61297) pertaining to the 1988 Stock Option Plan, the 1992 Employee Stock Purchase Plan, the 1992 Directors' Stock Option Plan, the 1997 Stock Plan and the 1998 New Executive Stock Option Plan of ReSound Corporation of our report dated January 22, 1999, with respect to the consolidated financial statements and schedule of ReSound Corporation, included in this Annual Report (Form 10-K), for the year ended December 31, 1998.



                                                           /s/ Ernst & Young LLP
Palo Alto, California
March 26, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. RESOUND CORPORATION

     Date: March 26, 1999          By:  /s/ Russell D. Hays
                                        ----------------------------------
                                        Russell D. Hays
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rodney Perkins, Russell D. Hays and Robert D. Luttrell, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           Signature                                              Title                              Date
           ---------                                              -----                              ----
/s/ Rodney Perkins, M.D.                      Chairman of the Board of Directors                  March 26, 1999
----------------------------------------
(Rodney Perkins, M.D.)

/s/ Russell D. Hays                           President, Chief Executive Officer                  March 26, 1999
----------------------------------------      and Director (principal executive officer)
(Russell D. Hays)

/s/ Robert D. Luttrell                        Vice President, Chief Financial Officer             March 26, 1999
----------------------------------------      (principal financial and accounting officer)
(Robert D. Luttrell)

/s/ Richard L. Goode, M.D.                    Director                                            March 26, 1999
----------------------------------------
(Richard L. Goode, M.D.)

/s/ Michael P. Downey                         Director                                            March 26, 1999
----------------------------------------
(Michael P. Downey)

/s/ Eugene Kleiner                            Director                                            March 26, 1999
----------------------------------------
(Eugene Kleiner)

/s/ Philip S. Schlein                         Director                                            March 26, 1999
----------------------------------------
(Philip S. Schlein)

/s/ Robert C. Wilson                          Director                                            March 26, 1999
----------------------------------------
(Robert C. Wilson)

                                 Exhibit Index

Exhibit
Number                                 Description
-------                                -----------
3.1            Amended and Restated Articles of Incorporation of Registrant. (3)

3.2            Bylaws of Registrant, as amended. (14)

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

Exhibit
Number                                 Description
-------                                -----------
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

10.29          Assignment Agreement between ReSound Corporation and K/S
               HIMPP.25. (7)

10.30 Lease Agreement dated September 24, 1996 between the Registrant and Don and Carole Tanklage dba Tanklage Properties. (9)

10.31          ReSound Corporation 1997 Stock Plan. (11)

10.32          Separation Agreement. (12)

10.33          Change of Control Agreement. (13)

10.34          Agreement in Contemplation of Separation. (15)

10.35          Amended and Restated Change of Control Agreement. (16)

10.36          1997 Stock Plan. (17)

10.37          1992 Employee Stock Purchase Plan. (18)

10.38          Loan and Security Agreement with Silicon Valley Bank dated
               February 12, 1999. (14)

10.39          Consulting Agreement dated January 1, 1999 with Dr. Rodney
               Perkins. (14)

Exhibit
Number                                 Description
-------                                -----------
10.40          Settlement Agreement and Release dated December 21, 1998 between
               Registrant and Andreas Joder. (14)

10.41          Settlement Agreement and Release dated December 22, 1998 between
               Registrant and Stephan Becker-Vogt. (14)

10.42 Consulting Agreement dated October 31, 1998 between Registrant and Andreas B. Joder. (14)

10.43 Consultancy Agreement dated January 1, 1999 between Registrant and Stephan Becker-Vogt. (14)

10.44          Notarial Deed dated November 28, 1998 between ReSound-Viennatone
               Hortechnologie GmbH and Amplifon International N.V. (14)

10.45          Cooperation and Sales Agreement dated November 28, 1998 between
               ReSound-Viennatone Hortechnologie GmbH and Amplifon International
               N.V. (14)

21.1           Subsidiaries of Registrant. (14)

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

(7) Incorporated by reference to exhibits filed in response to Item 6, "Exhibits, and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

(8) Incorporated by reference to exhibits filed in response to Item 7, "Financial Statements and Exhibits" of Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1996 (as amended and filed September 12, 1996).

(9) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

(13) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

(14)           Filed herewith

(15) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998.

(16) Incorporated by reference to exhibits filed in response to Item 14, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

(17) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits" of the Registrant's Statement on Form S-8 (File No. 333-46585), which became effective February 19, 1998.

(18) Incorporated by reference to exhibits filed in response to Item 8, "Exhibits of the Registrant's Statement on Form S-8 (File No. 333-57709), which became effective June 25, 1998.