Form 10-K405/A
period 1998-12-31
RESOUND CORP
filed 1999-04-30
CIK 846463

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

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

The Registrant hereby amends Part III of its Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999 for the purpose of providing required disclosure that was formerly intended to be incorporated be reference into its Form 10-K from a definitive proxy statement filed within 120 days after the end of its fiscal year pursuant to Regulation 14A.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names of the Company's executive officers and directors and certain information about them as of March 26, 1999, are set forth below:

              Name             Age                 Position
              ---              ---                 --------
Russell D. Hays...............  54  President, Chief Executive Officer and
                                    Director

Laureen De Buono..............  41  Executive Vice President and Chief Operating
                                    Officer

John H. Giroux................  54  Senior Vice President and President, ReSound
                                    North America

Peter Nolan...................  44  Senior Vice President, Worldwide Operations

David S. Thrower..............  34  Senior Vice President, Global Marketing

Robert D. Luttrell............  39  Vice President and Chief Financial Officer

Edward Lopez..................  39  Vice President, Business Development,
                                    General Counsel and Secretary

Chaslav V. Pavlovic...........  50  Vice President, Research and Development

Michael P. Downey.............  50  Chairman of the Board, Artisoft, Inc.

Richard L. Goode, M.D.........  63  Professor of Otolaryngology at Stanford
                                    University School of Medicine

Eugene Kleiner................  75  Private investor and consultant

Rodney Perkins, M.D...........  62  Chairman of the Board of Directors of the
                                    Company; a practicing otologic surgeon;
                                    President of the California Ear Institute at
                                    Stanford, a clinic specializing in the
                                    diagnosis and treatment of hearing
                                    disorders; President of Project HEAR, a
                                    non-profit research organization; and
                                    Professor of Surgery, Stanford University
                                    School of Medicine

Philip S. Schlein...........    64  Venture partner of BHMS Partners LP, a
                                    general partner of U.S. Venture Partners, a
                                    venture capital firm

Robert C. Wilson............    78  Chairman of Wilson & Chambers, a venture
                                    capital and consulting firm


        Except as set forth below, each executive officer and member of the board of directors has been engaged in the principal occupation set forth next to his or her name above during the past five years. There is no family relationship between any director and executive officer of the Company.

        Mr. Hays joined ReSound as President and Chief Executive Officer, and was elected to its Board of Directors, in February 1998. From 1995 to 1998, Mr. Hays served as Executive Vice President and President of the Hospital Business of Nellcor Puritan Bennett, a medical device company that develops and markets products that diagnose, monitor and treat respiratory disorders. From 1992 to 1995, Mr. Hays served as President and Chief Executive Officer of Enzytech, Inc., a company that develops and markets drug delivery technologies. From 1985 to 1992, Mr. Hays held senior management positions with Baxter Healthcare Corporation, most recently as Vice President and General Manager of the Immunotherapy Division of Baxter Biotech, and before that in the areas of strategic planning and business development, marketing and business development, and technology assessment and development. Prior to this, he held various positions with Stryker Corporation, Baxter Travenol Labs, Inc., Amerace Corporation, Reynolds Products, Inc., and Schaub Engineering Company. Mr. Hays holds an M.B.A. from the J.L. Kellogg Graduate School at Northwestern University and a B.S. in Physics from Elmhurst College.

        Ms. DeBuono joined the Company in October 1998 as Executive Vice President, Chief Operating Officer and Chief Financial Officer. With the addition of Robert D. Luttrell as Vice President, Chief Financial Officer in February 1999, Ms. DeBuono no longer serves as Chief Financial Officer. Before joining the Company, Ms. DeBuono was Executive Vice President, Human Resources, General Counsel and Secretary at Nellcor Puritan Bennett from 1994 to 1998 and served as General Counsel and Secretary at Nellcor Puritan Bennett from April 1992 to June 1994. Prior to joining Nellcor Puritan Bennett, Ms. DeBuono was Division and Corporate Counsel with the Clorox Company, a diversified consumer products company, from 1987 to 1992 and Corporate Counsel with Varian Associates, Inc., an electronics device company, from 1984 to 1987. Ms. DeBuono holds a B.A from Duke University, an M.A. from Stanford University and a J.D. from New York University.

        Mr. Giroux joined the Company in January 1991 as Vice President, Marketing. He was elected Vice President, Sales and Marketing in December 1991 and in June 1993 was promoted to Senior Vice President, Sales and Marketing. In January 1996, he was elected Senior Vice President of the Company and President of ReSound U.S.A (subsequently changed to ReSound North America). Mr. Giroux has 27 years of experience in the marketing of consumer health care products. Before joining the Company, Mr. Giroux was Vice President of Marketing for Allergan Optical at Allergan, Inc., from February 1988 to June 1990. Prior to joining Allergan, Inc., Mr. Giroux was Vice President at Ogilvy & Mather Worldwide, an advertising firm, from July 1984 to February 1988. Prior to July 1984, Mr. Giroux was Vice President, Sales and Marketing of the Consumer Products Division of G.D. Searle and Company, a pharmaceutical company. Mr. Giroux holds a B.A. in economics from Providence College.

        Mr. Nolan joined the Company in June 1994 as General Manager of ReSound Ireland Ltd. He was named Vice President of Manufacturing in December 1995 and was promoted to Senior Vice President of Worldwide Operations in October 1998. Before joining the Company, Mr. Nolan was General Manager of Wang Laboratories Ireland B.V., the European manufacturing and distribution headquarters for Wang, from 1992 until June 1994 and held other senior management positions with that company, which he joined in 1984. Mr. Nolan has also held various manufacturing and engineering positions with Digital Equipment International B.V., Atari Ltd., Varian Instruments Ltd., and Westinghouse Electronics Ltd. Mr. Nolan holds a Bachelor of Technology Production Engineering from the University of Limerick, Ireland.

        Mr. Thrower joined ReSound in July 1998 as Senior Vice President of Global Marketing. In December 1998, Mr. Thrower's role was expanded to include responsibility for ReSound Communications. Before joining ReSound, Mr. Thrower served as Vice President of Quattro Consulting, Inc., a management consulting firm exclusively focused on the medical device and technology industries, from 1993 to 1998. Prior to joining Quattro Consulting, Inc., Mr. Thrower was a consultant at Bain & Company, from 1986 to 1990 and again from 1992 to 1993. Mr. Thrower holds an MBA from Harvard

Graduate School of Business Administration and a BS in Mathematical and Computational Sciences from Stanford University.

        Mr. Luttrell joined ReSound in February 1999 as Vice President and Chief Financial Officer. Before joining the Company, Mr. Luttrell served as Corporate Controller for Nellcor Puritan Bennett from 1995 until January 1999, and held other financial management positions since joining that company in 1990. From 1987 to 1990, Mr. Luttrell held various financial management positions with Applied Biosystems, a supplier of life sciences analytical instrumentation and consumables. Mr. Luttrell also held financial management positions with Fairchild Semiconductor from 1985 to 1987 and worked on the audit staff of Arthur Young and Company from 1983 through 1985. Mr. Luttrell holds a B.S. degree in business from San Francisco State University and is a Certified Public Accountant in California.

        Mr. Lopez joined ReSound in June 1998 as Vice President, Business Development and General Counsel. In December 1998, Mr. Lopez was elected to the office of Secretary of the Company. Prior to joining ReSound, Mr. Lopez was Corporate Counsel and Senior Corporate Counsel with Nellcor Puritan Bennett from October 1993 to February 1998. From 1987 until joining Nellcor Puritan Bennett in 1993, Mr. Lopez worked with Morrison & Foerster, an international law firm headquartered in San Francisco, California, where he focused his practice on general corporate, mergers and acquisition, securities and finance matters. Mr. Lopez received a J.D. from the Harvard Law School in 1985 and an A.B. in economics and political science from Columbia University in 1982. Mr. Lopez is a member of the Corporate Law Departments Committee of the Business Law Section of the State Bar of California.

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

        Mr. Downey has served as a director of the Company since October 1998. From 1989 until November, 1997, Mr. Downey served as the senior financial executive of Nellcor Puritan Bennett. From 1984 to 1986, he was Vice President of Finance with Shugart Corporation, a manufacturer of disk drives. He currently serves as Chairman of the Board of Artisoft, Inc., a networking and computer telephony company, and as a member of the Board of Directors of Emulex Corporation, a publicly traded company engaged in the design and manufacture of both software- and hardware-based network access products.

        Dr. Goode is a founder of the Company and has served as a director since February 1984. Dr. Goode is Professor of Otolaryngology -- Head and Neck Surgery at Stanford University School of Medicine and is the past president of the American Academy of Otolaryngology. Dr. Goode was formerly

President of the American Academy of Facial Plastic and Reconstructive Surgery as well as Chairman of the FDA's Device Panel for Otolaryngology. Dr. Goode has conducted extensive medical research on electromagnetic transduction and biosurgical devices since the early 1970s. Dr. Goode received his M.D. from the University of Southern California and his B.A. from the University of California at Santa Barbara.

        Mr. Kleiner is a founder of the Company and has served as a director since January 1985. Mr. Kleiner is a private investor and consultant. Mr. Kleiner is also a member of the advisory board of Paine Webber R&D Development Corporation. Mr. Kleiner was a founder of Fairchild Semiconductor Corporation, Tandem Computers Inc. (where he also served previously as a director), Genentech Inc. and Kleiner Perkins Caufield & Byers. He holds an M.I.E. from New York University and a B.M.E. and an honorary doctorate in engineering from the Polytechnic University.

        Dr. Perkins is a founder of the Company and has been the Chairman of the Board of Directors since the Company's inception in 1984. Dr. Perkins also served as the President and Chief Executive Officer of the Company from 1984 to July 1988. Dr. Perkins, a specialist in otologic surgery, is President of the California Ear Institute at Stanford and has been in private practice since 1968. He is Professor of Surgery at Stanford University School of Medicine, and is the founder and President of Project HEAR, a nonprofit medical institute for ear research and education. He is also a founder of Collagen Corporation, a biomaterials company, and a founder of Laserscope, a surgical systems company. Dr. Perkins was formerly Chairman of the Board of Laserscope and remains a director of Laserscope. Dr. Perkins received his M.D. from Indiana University School of Medicine and his undergraduate degree from Indiana University.

        Mr. Schlein has served as a director of the Company since January 1988. Mr. Schlein has been a general partner, and subsequently a venture partner, of BHMS Partners, L.P., a general partner of U.S. Venture Partners, a venture capital firm, since April 1985. Mr. Schlein held various executive positions with R. H. Macy & Co., Inc. from 1957 to 1973 and was President and Chief Executive Officer of Macy's California division from 1974 to 1985. Additionally, Mr. Schlein has previously served as a director of Apple Computer, Inc. and currently serves as a director of Ross Stores, Inc., Burham Pacific and Quick Response Services. Mr. Schlein received his B.S. from the University of Pennsylvania.

        Mr. Wilson has served as a director of the Company since August 1987. Mr. Wilson has been Chairman of Wilson & Chambers, a venture capital and consulting firm, since December 1982. Mr. Wilson was President, Chief Executive Officer and Chairman of the Board at Memorex Corporation from 1974 until 1980. From 1971 to 1974, Mr. Wilson was President and Chief Executive Officer of Collins Radio Company, a communications company. From 1969 to 1971, Mr. Wilson was employed by Rockwell International, a diversified manufacturing company, first as President of Commercial Products and later as Executive Vice President. He is currently a director of Carco Electronics, DataLink Systems Corporation, Giga-Tronics Incorporated and Spectrian Corporation. Mr. Wilson has previously served as a director of several corporations, including Chrysler Corporation, GAF Corporation, Rockwell International and Western Digital Corporation. Mr. Wilson holds a B.S. from the University of California at Berkeley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the securities laws of the United States, the Company's directors, its executive officers and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific filing deadlines for these reports have been established, and the Company is required to disclose in this Form 10-K/A any failure to file by these dates during 1998.

        To the best of the Company's knowledge, all of these filing requirements have been satisfied. In making this statement, the Company has relied solely on written representations of its directors and executive officers and any ten percent holders and copies of the reports that they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Non-employee members of the Board of Directors receive a quarterly fee of $3,000, $1,000 for each meeting of the Board of Directors attended and $500 for each committee meeting attended, with committee chairpersons receiving $625 for each committee meeting attended. In addition, non-employee members of the Board of Directors receive options to purchase shares of the Company's Common Stock pursuant to its 1992 Directors' Stock Option Plan (the "Directors' Option Plan"). The Directors' Option Plan provides for the grant of nonstatutory stock options to non-employee directors of the Company at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. Under the Directors' Option Plan, persons who first become non-employee directors after March 31, 1992 are granted an option (the "First Option") to purchase 20,000 shares of the Company's Common Stock on the date he or she first becomes a director. Thereafter, on the last day of each fiscal year, each non-employee director (including directors who were not eligible for a First Option) is granted an option to purchase 5,000 shares of Common Stock (an "Annual Option") if, on such date, he or she has served on the Company's Board of Directors for at least six months. The Directors' Option Plan provides that the First Option becomes exercisable in installments of twenty-five percent of the shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option, and that each Annual Option becomes exercisable at a rate of 25% per year over four years.

        In 1998, the Company paid Dr. Perkins and Dr. Goode $48,000 and $12,000, respectively, pursuant to consulting arrangements under which Dr. Perkins and Dr. Goode provided marketing, product development and financial consulting services to the Company. On January 28, 1998, the Stock and Option Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1988 Stock Option Plan, as amended. This option is subject to vesting over a four-year period beginning on January 1, 1998, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. On October 23, 1998, the Human Resources Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1997 Stock Plan. This option is subject to vesting over a four-year period beginning on January 1, 1999, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. See "Human Resources Committee Interlocks and Insider Participation" for additional information with respect to Dr. Perkins and the California Ear Institute at Stanford and SoundPort Corporation.

CHANGE OF CONTROL AGREEMENTS

        In 1997, the Board of Directors authorized the entering into by the Company of Change of Control Agreements with its executive officers (the "Change of Control Agreements"). The Change of Control Agreements, as amended in 1998, provide that if, within two years of a Change of Control of the Company (as defined below), an executive officer is terminated other than for cause or resigns as a result of certain actions by the Company (such as a demotion or reduction in pay), then the executive officer shall receive: (1) a certain percent of the Target Incentive Award (as such term is defined below) based on the date of the termination, (2) a lump sum equal to two times the sum of the executive officer's base annual salary plus the Target Incentive Award, (3) continuation of health, dental and life insurance benefits for two years, (4) full acceleration of vesting of options or shares of restricted stock held by the executive officer and (5) certain outplacement and career counseling services. For purposes of the Change of Control Agreements, a Change of Control of the Company means (1) a transaction or series of transactions that results in any person acquiring more than 25% of the Company's voting stock, (2) the departure of two or more incumbent directors where such directors' replacements are not unanimously approved by the Company's Board of Directors, (3) certain shareholder-approved mergers and consolidations and (4) the liquidation or dissolution of the Company. For purposes of the Change of Control Agreements, the Target Incentive Award equals the base salary of the executive officer in question multiplied by the maximum potential bonus percentage for such officer under the Company's incentive compensation plan.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        There are currently no employee directors serving on the Human Resources Committee of the Company's Board of Directors. The following non-employee directors currently serve on the Human Resources Committee: Philip S. Schlein, Richard L. Goode, M.D. and Rodney Perkins, M.D.

        Dr. Rodney Perkins is currently the Chairman of the Board of Directors of the Company and also served as the Company's President and Chief Executive Officer from 1984 to July 1988. In 1998, the Company paid Dr. Perkins $48,000 related to consulting services beyond his current responsibilities as Chairman of the Board of Directors. On January 28, 1998, the Stock and Option Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1988 Stock Option Plan, as amended. This option is subject to vesting over a four-year period beginning on January 1, 1998, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. On October 23, 1998, the Human Resources Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1997 Stock Plan. This option is subject to vesting over a four-year period beginning on January 1, 1999, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. Dr. Perkins is also President of the California Ear Institute at Stanford ("CEI"), a medical clinic specializing in the diagnosis and treatment of hearing disorders that served as a site for clinical trials of the Company's products. In 1998, the Company had net sales of approximately $149,000 to CEI, representing an immaterial percentage of the Company's total net sales in 1998. At December 31, 1998, accounts receivable from CEI were approximately $30,200, representing an immaterial percentage of the Company's accounts receivable balance at December 31, 1998. In addition, Dr. Perkins is President and Chief Executive Officer of SoundPort Corporation ("SoundPort"), a company specializing in the development and sale of implantable hearing enhancement devices

("IHEDs"). Pursuant to a License Agreement entered into as of February 21, 1997, the Company granted to SoundPort exclusive, royalty-free, worldwide licenses to use certain Company technology for the development and sale of IHEDs. In consideration of these licenses, SoundPort has issued to the Company 975,000 shares of Series A Preferred Stock and a warrant which permits the Company to maintain its equity interest in SoundPort at certain specified levels. Dr. Perkins is a member of the Human Resources Committee of the Board of Directors of Laserscope, a surgical systems company. The Company and Laserscope have not conducted any business with each other in the past, and the Company does not presently anticipate doing so in the future.

COMPENSATION OF EXECUTIVE OFFICERS

        The following table shows the compensation received by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000 for 1998, and, where relevant, the compensation received by each such individual for the two prior years. In addition, the following table shows the compensation received by the Company's former Chief Executive Officer and two other former executive officers whose total annual salary and bonus would have exceeded $100,000 for 1998 had they remained employed by the Company, and the compensation received by each such individual for the two prior years.

                           SUMMARY COMPENSATION TABLE

                                                                                                                    LONG-TERM
                                                                                                                  COMPENSATION
                                                                                                                     AWARDS
                                                  ANNUAL COMPENSATION                                              SECURITIES
          NAME AND PRINCIPAL          ----------------------------------------------          OTHER                UNDERLYING
               POSITION                YEAR        SALARY($)(1)       BONUS($)(2)(3)      COMPENSATION(#)       OPTIONS (SHARES)(4)
          ------------------          --------     ------------       --------------      ---------------     ---------------------
Russell D. Hays(5).................... 1998          320,385                 --              209,054(6)             400,000(24)
President and Chief
Executive Officer

Peter Riepenhausen(7)................. 1998           42,327                 --              328,611(8)                  --
Former President and                   1997          341,919                 --                2,112                550,000
Chief Executive Officer                1996          322,893                 --                   --                 50,000

Laureen DeBuono(9).................... 1998           63,462            157,450(10)          246,000(11)            256,250
Executive Vice President and
Chief Operating Officer

John H. Giroux........................ 1998          199,770             67,108                7,338(12)                 --
Senior Vice President and              1997          185,011                 --                7,200(13)            106,771
President, ReSound North America       1996          169,483             25,000                   --                 25,000

Chaslav V. Pavlovic................... 1998          165,786             15,000                   --                     --
Vice President,                        1997          156,744                 --                   --                 76,750
Research and Development               1996          146,225                 --                   --                 17,750

Peter Nolan........................... 1998          146,913             13,517               42,570(14)             42,500
Senior Vice President,                 1997          141,831             15,331               13,763(15)             47,750
Worldwide Operations                   1996          130,370             44,644               14,620(16)             17,750

Andreas Joder(17)..................... 1998          192,200             20,400                9,152(18)                 --
Former Senior Vice                     1997          196,784                 --                6,268(19)            100,000
 President Operations                  1996(20)      133,980                 --                   --                     --

Stephan Becker-Vogt(21)............... 1998          221,806                 --              400,000(22)                 --
former Senior Vice President and       1997          205,376                 --               13,526(23)            156,250
Executive Vice President of            1996          219,371                 --                   --                 25,000
ReSound Europe

------------

 (1)    Includes amounts deferred under the Company's 401(k) plan.

 (2) Includes bonuses earned in the indicated year and paid in the subsequent year. Excludes bonuses paid in the indicated year but earned in the preceding year.

 (3) Executive officers are entitled to discretionary bonuses based on individual and corporate performance. These bonuses are determined based upon the recommendation of the Human Resources Committee of the Board of Directors.

 (4) Options were granted under the Company's 1988 Stock Option Plan. Data for 1997 includes options reissued pursuant to a repricing of certain of the Company's outstanding options.

 (5)    Mr. Hays commenced employment with the Company in February 1998.

 (6)    Mr. Hays received a relocation adjustment of $209,054 in 1998.

 (7) Mr. Riepenhausen resigned from the Company effective as of February 2, 1998.

 (8) Mr. Riepenhausen received severance payments totaling $328,611 in 1998 in partial satisfaction of the Company's severance obligations to Mr. Riepenhausen.

 (9)    Ms. DeBuono commenced employment with the Company in October 1998.

(10)    Consists of a signing bonus paid to Ms. DeBuono.

(11) Ms. DeBuono received consulting fees totaling $246,000 in 1998 prior to commencing employment with the Company.

(12)    Mr. Giroux received a $7,338 car allowance in 1998.

(13)    Mr. Giroux received a $7,200 car allowance in 1997.

(14) Mr. Nolan received a $19,864 car allowance and a $22,706 relocation adjustment in 1998.

(15)    Mr. Nolan received a $13,763 car allowance in 1997.

(16)    Mr. Nolan received a $14,620 car allowance in 1996.

(17)    Mr. Joder resigned from the Company in October, 1998.

(18)    Mr. Joder received a $9,152 car allowance in 1998.

(19)    Mr. Joder received a $6,268 car allowance in 1997.

(20)    Mr. Joder commenced employment with the Company in April 1996.

(21) Mr. Becker-Vogt resigned as Senior Vice President and Executive Vice President of Resound Europe in December 1998.

(22)    Mr. Becker-Vogt received a $400,000 severance payment in December 1998.

(23)    Mr. Becker-Vogt received a $13,526 car allowance in 1997.

(24) In addition to a stock option, Mr. Hays was also granted the right to purchase 100,000 shares of the Company's Common Stock at a purchase price at $0.01 per share. Based on the closing market price of the Company's Common Stock on the date Mr. Hays was granted this right to purchase, these shares had a value of approximately $543,000. Such shares are subject to a repurchase option in favor of the Company in the event Mr. Hays ceases to be an employee of the Company. Such repurchase option will lapse in full on January 19, 2001 provided that Mr. Hays is employed by the Company on that date. Mr. Hays' restricted stock grant represents all of the restricted stock holdings as of December 31, 1998.

                           STOCK OPTION GRANTS IN 1998

        The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to grants of options to purchase Common Stock of the Company made in 1998.

                                                                                              POTENTIAL
                                                 INDIVIDUAL GRANTS                            REALIZABLE
                              -------------------------------------------------------       VALUE AT ASSUMED
                               NUMBER OF                                                    ANNUAL RATES OF
                              SECURITIES     PERCENT OF                                       STOCK PRICE
                              UNDERLYING    TOTAL OPTIONS                                   APPRECIATION FOR
                                OPTIONS      GRANTED TO        EXERCISE                      OPTION TERM(2)
                                GRANTED     EMPLOYEES IN         PRICE     EXPIRATION     --------------------
NAME                           (SHARES)    FISCAL YEAR(1)     (PER SHARE)     DATE          5%($)       10%($)
----                          ----------   --------------     -----------  ----------     --------    --------
Russell D. Hays.............   400,000          29.8%           $5.06        1/28/03      $445,960    $962,339
Peter Riepenhausen..........        --            --               --             --            --          --
Laureen DeBuono.............     6,250           0.5%           $6.50        5/21/03      $  9,701    $ 21,101
                               250,000          18.6%           $5.41       10/23/03      $357,803    $786,833
Chaslav V. Pavlovic.........        --            --               --             --            --          --
John H. Giroux..............        --            --               --             --            --          --
Peter Nolan.................     7,500           0.6%           $5.00        7/23/03      $  9,348    $ 20,423
                                35,000           2.6%           $5.41       10/23/03      $ 50,092    $110,157
Andreas Joder...............        --            --               --             --            --          --
Stephan Becker-Vogt.........        --            --               --             --            --          --

----------

(1) The Company granted options to employees to purchase an aggregate of 1,394,323 shares of Common Stock during 1998.

(2) Potential realizable values are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual realized gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

                       AGGREGATED OPTION EXERCISES IN 1998
                           AND YEAR-END OPTION VALUES

        The following table sets forth information for the executive officers named in the Summary Compensation Table with respect to exercises in 1998 of options to purchase Common Stock of the Company.

                                                                                             VALUE OF
                                                                                            UNEXERCISED
                                                                      NUMBER OF            IN-THE-MONEY
                                                                SECURITIES UNDERLYING         OPTIONS
                                NUMBER OF                        UNEXERCISED OPTIONS      AT FISCAL YEAR
                                 SHARES                          AT FISCAL YEAR END           END($)
                               ACQUIRED ON        VALUE            (EXERCISABLE/          (EXERCISABLE/
NAME                            EXERCISE      REALIZED($)(1)       UNEXERCISABLE)        UNEXERCISABLE)(2)
----                           -----------    --------------    ---------------------    -----------------
Russell D. Hays.............       --               --             91,665/308,333                --
Peter Riepenhausen..........       --               --            437,499/112,500                --
Laureen DeBuono.............       --               --             16,666/239,584                --
John H. Giroux..............       --               --             69,477/ 37,919             2,031/--
Chaslav V. Pavlovic.........       --               --             51,790/ 24,959                --
Peter Nolan.................       --               --             38,394/126,856                --
Andreas Joder...............       --               --             47,916/ 52,083                --
Stephan Becker-Vogt.........       --               --            104,303/ 51,945                --

----------

(1) Value realized is calculated based on the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2) Based on the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market on December 31, 1998 of $3.75 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of December 31, 1998 as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table under Item 11 and (iv) all directors and executive officers as a group.

                                                            SHARES BENEFICIALLY
 5% SHAREHOLDERS, DIRECTORS,                                      OWNED(1)
  NAMED EXECUTIVE OFFICERS                              ----------------------------
AND DIRECTORS AND EXECUTIVE                                               PERCENT OF
   OFFICERS AS A GROUP                                   NUMBER             TOTAL
---------------------------                             ---------         ----------
Rockefeller & Company, Inc. ................            1,571,670            7.6%
30 Rockefeller Plaza, 54th Floor
New York, NY 10112

T. Rowe Price Associates(2) ................            1,146,116            5.5%
100 E. Pratt Street
Baltimore, MD 21202

Heartland Advisors, Inc. ...................            1,551,700            7.5%
790 North Milwaukee Street
Milwaukee, WI 53202

Stephan Becker-Vogt(3) .....................              155,131              *

Laureen DeBuono(3) .........................               27,083              *

Michael P. Downey ..........................                2,500              *

John H. Giroux(3) ..........................               81,554              *

Richard L. Goode, M.D.(3)(4) ...............               42,182              *

Russell D. Hays(3) .........................              208,332            1.0%

Andreas Joder(3) ...........................               53,647              *

Eugene Kleiner(3)(4)(5) ....................              467,563            2.2%

Peter Nolan(3) .............................               31,279              *

Chaslav V. Pavlovic(3) .....................               56,816              *

Rodney Perkins, M.D.(3)(4)(6) ..............              822,080            3.9%

Peter Riepenhausen(3)(4)(7) ................              615,832            2.9%

Philip S. Schlein(3)(8).....................               24,250              *

Robert C. Wilson(3)(4) .....................              146,521              *

All directors  and  executive  officers
as a group (16 persons)(3)(5)(6)(7)(8)(9)...            2,784,349           13.4%

----------

*       Less than 1%.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of

        Common Stock. The percent of total is calculated based upon 20,737,396 shares of Common Stock outstanding on December 31, 1998.

(2) These securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments, power to vote the shares or both. Price Associates is deemed to be a beneficial owner of such shares; however, Price Associates expressly disclaims beneficial ownership of such shares.

(3) Includes with respect to each named person the following number of shares subject to stock options that are exercisable within 60 days of December 31, 1998: Mr. Becker-Vogt, 111,789; Ms. DeBuono, 27,083; Mr. Downey, 2,500; Mr. Giroux, 76,218; Mr. Goode, 12,813; Mr. Hays, 108,332;
        Mr. Joder, 53,647; Mr. Kleiner, 17,500; Mr. Nolan, 31,279; Mr. Pavlovic, 55,049; Dr. Perkins, 80,290; Mr. Riepenhausen, 522,917; Mr. Schlein, 21,250; and Mr. Wilson, 60,312.

(4) Includes 17,582 shares subject to a warrant exercisable within 60 days of December 31, 1998.

(5)     Includes 5,000 shares held by the Eugene and Rose Kleiner Trust.

(6) Includes 114,333 shares held by Dr. Perkins as trustee of the Wayne Calvin Perkins Trust.

(7) Includes 42,625 shares held by Peter Riepenhausen and Waltraud Riepenhausen, as trustees of the Riepenhausen Family Trust. Mr. Riepenhausen resigned from the position of President and Chief Executive Officer effective February 2, 1998.

(8) Includes 3,000 shares held by M. Maher, W. Bowes, Jr., and Mr. Schlein, Trustee, Presidio Management Group Profit Sharing and 401(k) Savings Plan.

(9) Includes an aggregate of 87,910 shares subject to the warrants described in footnote (4) held by Dr. Goode, Mr. Kleiner, Dr. Perkins, Mr. Riepenhausen and Mr. Wilson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Commencing in April 1997, the Company entered into Change of Control Agreements with each of its then-current executive officers (the "Change of Control Agreements") which, as amended in 1998, provide for certain payments and benefits in the event of certain terminations following a Change of Control. See "Item 11 -- Change of Control Agreements."

        In October 1995, the Company borrowed $1.7 million under a guaranteed loan from Silicon Valley Bank. This loan was repaid in full in October 1996. Such loan was guaranteed by six of the Company's directors at the time it was entered into: Drs. Goode and Perkins, James J. Gallogly and Messrs. Kleiner, Riepenhausen and Wilson. In connection with their agreement to execute and deliver personal guarantees to Silicon Valley Bank with respect to this loan, the Company issued warrants to purchase an aggregate of 105,492 shares of Common Stock to the six directors who executed such guarantees at an initial exercise price of $8.13 per share, exercisable immediately, expiring December 1, 2000.

        The Company has entered into indemnification agreements with each of its directors and executive officers which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.

        Dr. Rodney Perkins is currently the Chairman of the Board of Directors of the Company and also served as the Company's President and Chief Executive Officer from 1984 to July 1988. In 1998, the Company paid Dr. Perkins $48,000 related to consulting services beyond his current responsibilities as Chairman of the Board of Directors. On January 28, 1998, the Stock and Option Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1988 Stock Option Plan, as amended. This option is subject to vesting over a four-year period beginning on January 1, 1998, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. On October 23, 1998, the Human Resources Committee of the Company's Board of Directors granted Dr. Perkins an option to purchase 25,000 shares of the Company's Common Stock pursuant to the Company's 1997 Stock Plan. This option is subject to vesting over a four-year period beginning on January 1, 1999, with 1/8th of the shares subject to the option vesting at the end of six months from that date and 1/48th of the total number of shares vesting at the end of each month thereafter. Dr. Perkins is also President of the California Ear Institute at Stanford ("CEI"), a medical clinic specializing in the diagnosis and treatment of hearing disorders that served as a site for clinical trials of the Company's products. In 1998, the Company had net sales of approximately $149,000 to CEI, representing an immaterial percentage of the Company's total net sales in 1998. At December 31, 1998, accounts receivable from CEI were approximately $30,200, representing an immaterial percentage of the Company's accounts receivable balance at December 31, 1998. In addition, Dr. Perkins is President and Chief Executive Officer of SoundPort Corporation ("SoundPort"), a company specializing in the development and sale of implantable hearing enhancement devices ("IHEDs"). Pursuant to a License Agreement entered into as of February 21, 1997, the Company granted to SoundPort exclusive, royalty-free, worldwide licenses to use certain Company technology for the development and sale of IHEDs. In consideration of these licenses, SoundPort has issued to the Company 975,000 shares of Series A Preferred Stock and a warrant which permits the Company to maintain its equity interest in SoundPort at certain specified levels. Dr. Perkins is a member of the Human Resources Committee of the Board of Directors of Laserscope, a surgical systems company. The Company and Laserscope have not conducted any business with each other in the past, and the Company does not presently anticipate doing so in the future.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RESOUND CORPORATION

Date: April 30, 1999                    By: /s/ Russell D. Hays
                                           -------------------------------------
                                           Russell D. Hays
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                   Title                                 Date
          ---------                                   -----                                 ----
/s/ Rodney Perkins, M.D.*               Chairman of the Board of Directors              April 30, 1999
---------------------------------
(Rodney Perkins, M.D.)

/s/ Russell D. Hays                     President, Chief Executive Officer              April 30, 1999
---------------------------------       and Director (principal executive officer)
(Russell D. Hays)

/s/ Robert D. Luttrell*                 Vice President, Chief Financial Officer         April 30, 1999
---------------------------------       (principal financial and accounting officer)
(Robert D. Luttrell)

/s/ Richard L. Goode, M.D.*             Director                                        April 30, 1999
---------------------------------
(Richard L. Goode, M.D.)

/s/ Michael P. Downey *                 Director                                        April 30, 1999
---------------------------------
(Michael P. Downey)

/s/ Eugene Kleiner *                    Director                                        April 30, 1999
---------------------------------
(Eugene Kleiner)

/s/ Philip S. Schlein *                 Director                                        April 30, 1999
---------------------------------
(Philip S. Schlein)

/s/ Robert C. Wilson *                  Director                                        April 30, 1999
---------------------------------
(Robert C. Wilson)

*By: /s/ Russell D. Hays
    -----------------------------
     (Russell D. Hays,
     Attorney-in-fact)