Form 10-Q
period 1999-03-27
RESOUND CORP
filed 1999-05-10
CIK 846463

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 27, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

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

                                 Yes [X] No [ ]

The number of shares of Registrant's Common Stock issued and outstanding as of April 30, 1999 was 20,927,169 shares.




   This document consists of 20 pages of which this is page 1.

PART I.    FINANCIAL INFORMATION

           Item 1.    Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets..............................3

                      Condensed Consolidated Statements of Operations....................4

                      Condensed Consolidated Statements of Cash Flows....................5

                      Notes to Condensed Consolidated Financial Statements...............6


           Item 2.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

                      Results of Operations.............................................12

                      Liquidity and Capital Resources.................................. 13

                      Factors That May Affect Future Operating Results..................14

           Item 3.    Quantitative and Qualitative Disclosures about Market Risks.......19


PART II.   OTHER INFORMATION


           Item 1.    Legal Proceedings.................................................19

           Item 2.    Changes in Securities and Use of Proceeds.........................19

           Item 3.    Defaults upon Senior Securities...................................19

           Item 4.    Submission of Matters to a Vote of Security Holders...............19

           Item 5.    Other Information.................................................19

           Item 6.    Exhibits and Reports on Form 8-K..................................19


SIGNATURES .............................................................................20


PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               RESOUND CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                           MARCH 27,       DECEMBER 31,
                                                             1999            1998
                                                            -------         -------
                                                          (UNAUDITED)
Current assets:
    Cash and cash equivalents                               $ 6,323         $ 6,715
    Accounts receivable, net                                 26,611          16,892
    Inventories                                              15,813          16,199
    Other receivables                                           876           2,313
    Other current assets                                        878           1,452
                                                            -------         -------
           Total current assets                              50,501          43,571

Property and equipment, net                                   9,955          10,734
Goodwill, net                                                11,200          12,263
Other assets                                                  3,045           3,194
                                                            -------         -------
                                                            $74,701         $69,762
                                                            =======         =======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank loans                                              $ 7,057         $ 4,646
    Accounts payable                                         11,449           8,253
    Accrued liabilities                                      18,536          18,548
    Long-term debt, current portion                          11,107           1,790
                                                            -------         -------
           Total current liabilities                         48,149          33,237

Long-term liabilities:
    Long-term debt, non-current portion                       2,686          12,815
    Employee benefits                                         2,708           2,891
    Other accrued liabilities                                   125             125
                                                            -------         -------
           Total long-term liabilities                        5,519          15,831

Shareholders' equity                                         21,033          20,694
                                                            -------         -------
                                                            $74,701         $69,762
                                                            =======         =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                               ------------------
                                                           MARCH 27,         MARCH 28,
                                                             1999              1998
                                                           --------          --------
Net sales                                                  $ 34,230          $ 31,143
Cost of sales                                                16,271            14,457
                                                           --------          --------
         Gross profit                                        17,959            16,686

Operating expenses
    Research and development                                  3,388             3,975
    Selling, general and administrative                      12,158            12,148
                                                           --------          --------
           Total operating expenses                          15,546            16,123
                                                           --------          --------

Income from operations                                        2,413               563

Interest expense, net                                          (234)             (256)
Other income (expense), net                                    (412)              848
                                                           --------          --------

Income before income taxes                                    1,767             1,155
Provision for income taxes                                      163               181
                                                           --------          --------

Net income                                                 $  1,604          $    974
                                                           ========          ========

Basic and diluted net income per common share              $   0.08          $   0.05
                                                           ========          ========

Shares used in basic net income per common share
  calculation                                                20,746            20,259
                                                           ========          ========


Shares used in diluted net income per common share
  calculation                                                20,918            20,744
                                                           ========          ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RESOUND CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                            MARCH 27,         MARCH 28,
                                                                              1999              1998
                                                                            --------          --------
Cash flows from operating activities:
    Net income                                                              $  1,604          $    974
    Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
       Depreciation and amortization                                           1,667             1,695
       Loss on disposal of property and equipment                                  5                --
       Amortization of deferred compensation                                      51                --
       Issuance of common stock for purchase of minority
          shareholder's interest in Viennatone BVG                               160                --
    Changes in assets and liabilities:
        Accounts receivable                                                  (10,771)              168
        Inventories                                                             (233)            1,892
        Other assets                                                           1,965            (1,592)
        Accounts payable                                                       3,361               134
        Accrued liabilities                                                      368            (1,654)
                                                                            --------          --------
           Net cash provided by (used in) operating activities                (1,823)            1,617

Cash flows from investing activities:
    Acquisition of Autac GmbH                                                     --              (401)
    Proceeds from patent license agreements                                       --               900
    Additions of property and equipment                                       (1,404)           (1,247)
                                                                            --------          --------
           Net cash used in investing activities                              (1,404)             (748)

Cash flows from financing activities:
    Borrowings under bank loans                                                2,931                --
    Payments on bank loans                                                      (199)               --
    Payments on long-term debt                                                  (488)           (2,799)
    Proceeds from issuance of common stock                                       218               615
                                                                            --------          --------
           Net cash provided by (used in) financing activities                 2,462            (2,184)
                                                                            --------          --------

Effect of exchange rate changes on cash                                          373              (548)

Net decrease in cash and cash equivalents                                       (392)           (1,863)
Cash and cash equivalents at the beginning of the period                       6,715            19,853
                                                                            --------          --------
Cash and cash equivalents at the end of the period                          $  6,323          $ 17,990
                                                                            ========          ========

Supplemental schedule of non-cash investing activities:
    Issuance of common stock for purchase of minority shareholder's
      interest in Viennatone BVG                                            $    160          $     --
                                                                            ========          ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

                               RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

        Computation of Basic and Diluted Net Income per Common Share

        In accordance with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, a reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share data):


                                                             THREE MONTHS ENDED
                                                          -------------------------
                                                          MARCH 27,       MARCH 28,
                                                           1999            1998
                                                          -------         -------
Net income                                                $ 1,604         $   974
                                                          =======         =======
Weighted average common shares - basic                     20,746          20,259
Dilutive options                                              172             485
                                                          -------         -------
Adjusted weighted average common shares - diluted          20,918          20,744
                                                          =======         =======
Net income per common share - basic                       $  0.08         $  0.05
                                                          =======         =======
Net income per common share - diluted                     $  0.08         $  0.05
                                                          =======         =======

        Reporting Comprehensive Income (Loss)

        In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of January 1, 1998.

        During the three months ended March 27, 1999 and March 28, 1998, total comprehensive income (loss) amounted to $(90,000) and $472,000, respectively.

        Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market value. Inventories at March 27, 1999 and December 31, 1998 consisted of the following (in thousands):

                         MARCH 27,       DECEMBER 31,
                           1999            1998
                          -------         -------
Raw materials             $11,028         $10,260
Work in process             2,476           2,576
Finished products           2,309           3,363
                          -------         -------
    Total                 $15,813         $16,199
                          =======         =======

                               RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

        Other Receivables

        At December 31, 1998, the Company carried a receivable in the amount of $1,692,000 from Amplifon International NV, representing the final installment of the sales price of the Viennatone retail business in Austria (Viennatone BVG) . The final installment was received by the Company in March 1999.

        Reclassifications

        Certain amounts in the condensed consolidated financial statements have been reclassified to conform with the current year's presentation. These classifications and restatements did not impact previously reported total assets, liabilities, shareholders' equity or net income.

        New Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements.

NOTE 2.  LINE OF CREDIT

        In February 1999, the Company entered into a loan and security agreement with a U.S. bank which provides a line of credit of up to $3 million, secured by the Company's U.S. assets. Amounts borrowed under the agreement currently bear interest at a rate equal to one and three-quarters (1.75) percentage points above the banks prime rate. The agreement contains certain financial covenants and is available until September 30, 1999. Outstanding borrowings under this line were $2.0 million at March 27, 1999.

NOTE 3.  SPECIAL CHARGES

        1998 Strategic Restructuring Program

        In the second half of 1998, the Company recorded special charges of $17.6 million associated with the Company's 1998 strategic restructuring program. This program is designed to realign the Company's organizational structure, streamline internal processes, and consolidate facilities, primarily in Europe, in order to achieve sustained profitability. The program will result in a workforce reduction of up to 100 people worldwide in all functional areas. Of the $17.6 million in special charges, approximately $10.1 million reflects non-cash items for the write-down of goodwill and discontinued product lines. The remaining charges of approximately $7.5 million reflect cash and non-cash items pertaining primarily to employee severance and facility and business consolidation activities.

                               RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

        The special charges provided for costs associated with the write-down of inventories to net realizable value, losses on supplier commitments, the write-down of capital assets to fair value, the write-down of goodwill, employee termination benefits and lease termination costs, and other exit costs, as follows (in thousands):

                                                                                              Spending/
                                               Total           1998           Balance          Charges         Balance
                                              Special        Spending/        Dec. 31,     3 Months Ended     March 27,
                                              Charges         Charges          1998        March 27, 1999       1999
                                              -------         -------         -------      --------------     ---------

Employee termination benefits and
  lease termination costs (recorded
  as Restructuring and Other Charges)         $ 4,038         $ 1,192         $ 2,846         $   280         $ 2,566
Write-down of goodwill in ReSound
  Autac and Viennatone (recorded as
  Restructuring and Other Charges)              8,082           8,082              --              --              --
Write-down of inventories to net
  realizable value and losses on
  supplier commitments (recorded as
  Cost of Sales)                                1,832           1,456             376             275             101
Write-down of capital assets to fair
  value (recorded as Selling, General
  and Administrative)                           1,344             567             777             364             413
Other exit costs (recorded as
  Selling, General and Administrative
  - $1,808, and Research and
  Development -$520)                            2,328           1,550             778             120             658
                                              -------         -------         -------         -------         -------
                                              $17,624         $12,847         $ 4,777         $ 1,039         $ 3,738
                                              =======         =======         =======         =======         =======

        The activities contemplated in the 1998 strategic restructuring program are expected to be substantially completed by December 31, 1999. Management anticipates no material change in the estimated cost of such activities. During the three months ended March 27, 1999, the Company made approximately $0.4 million of cash payments relating to the special charges.

        1997 Strategic Restructuring Program

        In the second half of 1997, the Company recorded special charges of $18.0 million associated with the Company's 1997 strategic restructuring program. This program was designed to streamline operations and control costs through management restructuring, operations consolidations, and increased focus on core activities and product lines.

                               RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

        As of March 27, 1999 and December 31, 1998, $0.5 million and $0.8 million, respectively, remained of the 1997 restructuring accrual. During the three months ended March 27, 1999, the Company made approximately $0.1 million of cash payments relating to the special charges. The remaining 1997 restructuring accrual of $0.5 million will be substantially utilized by December 31, 1999.

NOTE 4.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as of January 1, 1998. The Company has the following reportable segments: North America, Europe, and Asia Pacific/Latin America. The North America and Europe segments design, develop, manufacture, and market hearing devices through audiologists, acousticians and other qualified hearing device dispensers and distributors. The Asia Pacific/Latin America segment primarily markets hearing devices through audiologists, acousticians and other qualified hearing device dispensers and distributors.

        The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies". The Company evaluates the performance of its sales and marketing segments (North America, Europe and Asia Pacific/Latin America) and allocates resources to them based on earnings from operations, which does not include nonrecurring gains and losses and foreign exchange gains and losses. Additionally, the Company separately records and analyzes R&D and Corporate operating expenses.

        The Company attributes the operating results of intersegment sales and transfers based upon the region in which the sale to a third party customer occurs.

        The Company's reportable segments are geographic locations. The reportable segments are each managed separately due to their different economic characteristics.

                              RESOUND CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


        The table below presents information about reported segments for the three months ended March 27, 1999 and March 28, 1998 (in thousands):

THREE MONTHS ENDED                    North                     Asia Pacific/       R&D/
MARCH 27, 1999                       America       Europe       Latin America     Corporate     Totals
--------------                       -------       ------       -------------     ---------     ------
Net sales to external customers       $16,048     $16,788          $1,394          $   ---      $34,230
Operating income (loss)                 6,018       3,034             368           (7,007)       2,413
Segment assets                         23,070      49,776           1,855              ---       74,701

THREE MONTHS ENDED                     North                     Asia Pacific/       R&D/
MARCH 28, 1998                        America      Europe        Latin America    Corporate      Totals
--------------                        -------      ------        -------------    ---------      ------
Net sales to external customers       $16,261     $13,723          $1,159          $   ---      $31,143
Operating income (loss)                 4,879         863             206           (5,385)         563
Segment assets                         29,054      57,908             598              ---       87,560

NOTE 5.   SUBSEQUENT EVENT

     On May 7, 1999 the Company confirmed that it is in discussions with another party concerning a possible business combination involving the two companies at a price of $8.00 per share. The Company stated that it could provide no assurance that a transaction will be consummated and that it does not intend to comment further on any potential transaction until either a definitive agreement is approved by both companies' Board of Directors or discussions are terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by words such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend" and the like. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated in the statements. These risks and uncertainties are discussed in the section below entitled "Factors That May Affect Future Operating Results" and in the Company's reports filed with the Securities and Exchange Commission, including its Report on Form 10-K for the year ended December 31, 1998.

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, the Introductory Statement and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

        Three months ended March 27, 1999 and March 28, 1998

        Net sales increased by 10% to $34.2 million in the quarter ended March 27, 1999, from $31.1 million in the quarter ended March 28, 1998. International sales accounted for 53% of ReSound's net sales during the first quarter of 1999, compared to 48% during the same quarter in 1998. International sales for the first quarter were $18.2 million, an increase of 22% from the same period last year. European sales in the first quarter of 1999 increased 22% to $16.8 million, compared to $13.7 million during the same quarter in 1998. The increase in European sales resulted primarily from the shipment of a significant analog product tender order and the ramp-up of production and sales of the new Digital 5000 Series product line in several key European markets. Sales in the Asia-Pacific region were $1.4 million in the first quarter of 1999, an increase of 20% compared to $1.2 million in the first quarter of 1998. This quarter-to-quarter increase resulted primarily from higher sales in Australia, New Zealand and South Korea. First quarter North America sales of $16.0 million were down slightly from the same quarter one year ago. The shortfall in revenue in North America in the first quarter of 1999 compared to the same period in 1998 was primarily attributable to a continued significant movement in the market from analog to digital devices, including the Company's Digital 5000 Series product line, a continued decrease in Sonar Hearing Health orders as the Company completes the conversion of Sonar customers to the ReSound product line and continued pricing pressures on analog products. This shortfall was largely offset by the successful roll-out of the Company's Digital 5000 Series product line.

        Gross profit was 52% of net sales in the first quarter of 1999, compared to 54% of net sales for the same quarter of 1998. This quarter-to-quarter decrease in gross profit resulted primarily from the shipment of the relatively low margin analog product tender order, which depressed the margin by approximately three percentage points, and the continued pricing pressures experienced on analog products.

        Research and development ("R&D") spending during the first quarter of 1999 was $3.4 million (10% of net sales) compared to $4.0 million (13% of net sales) in the same quarter of 1998.

Spending in the first quarter of 1999 was primarily attributable to the continuing development of new Digital Signal Processing ("DSP") technology platforms, the ReSound Avance - the Company's hearing enhancer product, and communications products being developed in alliance with Motorola, Inc. The higher level of R&D spending in the comparable period of 1998 was primarily due to costs associated with the early stages of development of the Company's DSP technology product platform and the ReSound hearing enhancer program.

        Selling, general and administrative expenses ("SG&A") were $12.2 million (36% of net sales) in the first quarter of 1999, compared to $12.1 million (39% of net sales) in the first quarter of 1998. This quarter-to-quarter increase in SG&A expenses in absolute dollars was primarily attributable to additional SG&A expenses for Apex Acoustics, Ltd. (a U.K. company), which was acquired in April 1998, partly offset by savings achieved as a result of the Company's 1998 strategic restructuring program.

        Net interest expense was $234,000 for the first quarter of 1999 compared to $256,000 for the first quarter of 1998. This quarter-to-quarter decrease was primarily due to the Company's continued repayment of debt, partially offset by lower interest income earned on its average cash balances.

        Net other income (expense) was $412,000 (expense) for the first quarter of 1999, compared to $848,000 (income) in the corresponding quarter of 1998. The other expense in the first quarter of 1999 resulted primarily from unfavorable foreign currency exchange rates and from the issuance of common stock in settlement of the purchase of a minority shareholder's interest in Viennatone BVG. In the first quarter of 1998, income resulted primarily from receipt of $750,000 under a patent license agreement.

        Income taxes have been provided for on a year-to-date basis and represent taxes on profits earned at the Company's European subsidiaries in Ireland, Germany and the Netherlands.

        Net income increased by 65% to $1.6 million in the quarter ended March 27, 1999, compared to $974,000 in the quarter ended March 28, 1998. The increase in net income in the current quarter was primarily attributable to the ramp-up of production and sales of the new Digital 5000 Series product line, the shipment of the analog product tender order, savings achieved as a result of the Company's 1998 strategic restructuring program and lower R&D expenses.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operations in the three months ended March 27, 1999 was $1.8 million compared to $1.6 million in cash generated from operations in the three months ended March 28, 1998. The additional $3.4 million used in the first quarter of 1999 compared to the same period in 1998 resulted primarily from the following: (1) an increase in accounts receivable of $10.8 million primarily due to a higher than normal level of shipments made in the last month of the quarter, compared to a decrease in accounts receivable of $168,000 in the three months ended March 28, 1998 and (2) an increase in inventory of $233,000 primarily due to the ramp-up of production of the Digital 5000 Series product line in the first quarter of 1999, compared to a decrease in inventory of $1.9 million in the same period in 1998. The above uses of cash in operations in the first quarter of 1999 were partially offset by: (1) non-cash charges of $1.7 million relating to depreciation and amortization; (2) a decrease in other assets of $2.0 million due primarily to the receipt of $1.7 million representing the final installment of the sales price of the Viennatone retail business in

Austria (Viennatone BVG) and the release in March 1999 of $500,000 of restricted cash which was deposited with the Company's primary bank as security for a letter of credit in connection with the purchase of certain technology and (3) increases in accounts payable and accrued liabilities of $3.7 million primarily as a result of improved cash management.

        Net cash used in investing activities in the three months ended March 27, 1999 was $1.4 million compared to $748,000 in the three months ended March 28, 1998. The use of cash in the first quarter of 1999 resulted from additions of property and equipment. Usage of cash in the first quarter of 1998 resulted from additions of property and equipment of $1.2 million and the acquisition of Autac GmbH for $401,000, partially offset by $900,000 in patent fees received for licensing certain technology.

        Net cash provided by financing activities in the three months ended March 27, 1999 was $2.5 million due primarily to borrowings of $2.9 million under new bank loans and proceeds from issuance of common stock of $218,000 partially offset by payments on bank loans and long-term debt of $687,000. Net cash used in financing activities in the three months ended March 28, 1998 was $2.2 million due primarily to payments on long-term debt of $2.8 million partially offset by proceeds from issuance of common stock of $615,000.

        At March 27, 1999, the Company had available cash and cash equivalents of $6.3 million. In addition, included in other assets at March 27, 1999 is $525,000 in restricted cash which was deposited with the Company's primary bank. These deposits related to the Company's Purchase Card program, which is secured by an ongoing deposit of $125,000 and an additional $400,000 secures debt, through February 2002, of an executive officer of the Company, related to the purchase of a private residence in connection with the executive officer's relocation. While the Company believes that available cash will be sufficient to meet the Company's short-term operating and capital requirements for at least the next twelve months, the Company may be required to raise additional capital for its currently envisaged long-term needs and in connection with any future strategic activities. In February 1999, the Company obtained a line of credit of up to $3 million, secured by its U.S. assets, from a U.S. bank. Outstanding borrowings under this line were $2.0 million at March 27, 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Competition and pricing pressures, especially from mid-priced new digital products, are expected to increase. The Company's ability to grow and achieve profitability will depend upon its ability to continue to develop or otherwise acquire and effectively market competitive hearing health care products based on digital signal processing technology. There can be no assurance that the Company can develop and introduce these products in a timely manner, or that these products will be able to compete effectively against current or new competing products. The development or acquisition of new products is always subject to technological risks and uncertainties which could cause termination of the development of the product or termination of or delay in the introduction of the product, or which could significantly decrease the originally anticipated level of customer acceptance of the product. Also, there can be no assurance that a new product can be manufactured on a cost-effective basis, that regulatory approvals, where necessary, can be obtained, or that the expected level of customer acceptance will be met. In addition, announcements of new products may cause hearing health care professionals or hearing impaired persons to defer purchases of existing products or return previously purchased products. The Company's failure to introduce competitive products in a timely manner could have a material, adverse impact on the Company's business, financial condition and results of operations. See Part 1 Item 1 "Business - Competition" of the Company's 1998 Annual Report on Form 10-K for a discussion of the competitive environment.

        During 1998, the Company initiated a strategic restructuring program. There can be no assurance that the Company will be able to implement this program in a timely manner, consolidate targeted operations successfully, or otherwise achieve the cost reductions and other restructuring benefits anticipated.

        Due to changing economic conditions in certain countries in Europe (in particular, Germany, Austria and France) and elsewhere, some governments have reduced and/or are under increasing pressure to reduce government reimbursement levels available to consumers on the purchases of hearing devices. Recent reductions in reimbursement levels have had a negative impact on the Company's revenues in the affected markets. Any future reimbursement reductions can also be expected to have a negative impact on the Company's revenues. The Company cannot predict whether or the extent to which further reimbursement reductions will be implemented.

        Similarly, it can be expected that the Company's sales results in Europe would be adversely impacted if there were a future recurrence of the appreciation of the U.S. dollar versus European currencies that was experienced in 1997.

        A much publicized dispute in Germany between ear, nose and throat professionals who prescribe hearing devices and acousticians who dispense them began in late 1997 and has negatively impacted the overall hearing health care market since that time. Reduced consumer demand for hearing devices was felt throughout 1998 and has continued in the first quarter of 1999. The Company cannot predict how long and the extent to which its sales in Germany will continue to be negatively impacted by this dispute.

        The Company is subject to regulation by the FDA and numerous other federal, state, local and international laws and regulations involving, among other matters, the development, production and marketing of its products, safe working conditions, manufacturing practices, and environmental protection. Failure to comply with applicable regulatory laws and regulations can result in fines, suspensions, delays in marketing or loss of permission to market products, seizures or recalls of products, operating restrictions, injunctions, civil fines and criminal prosecution. Also, new regulatory requirements may significantly increase the costs of compliance with these laws and regulations. See Part 1 Item 1 "Business - Government Regulation" of the Company's 1998 Annual Report on Form 10-K for a description of these laws and regulations.

        The Company has been issued or has applied for a substantial number of patents. No assurance can be given that pending patent applications will be approved, that current or future patents will provide or continue to provide competitive advantages for the Company's products, will not be challenged or circumvented, or will afford the same degree of protection for future products as they do for current products. Also, the Company may be contacted by parties claiming that the Company's products infringe such parties' patent or other proprietary rights. The Company may also find it necessary to institute litigation to enforce patents issued to it, to protect trade secrets or know-how owned by it or to determine the scope and validity of the patents or other proprietary rights of others. Resolution of these claims generally involves complex legal and factual questions and is highly uncertain. The cost of prosecuting or defending these suits is high, and adverse determinations could subject the Company to significant liabilities to third parties and require the

Company to seek licenses from other parties, prevent the Company from manufacturing and selling its products, and/or require the Company to redesign its products, all of which could have a materially adverse effect on the Company's financial condition. Also, there can be no assurance that confidentiality agreements between the Company and its employees or consultants will not be breached, or that the Company will have adequate remedies for any breach, or that it will otherwise be able to protect its trade secrets. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented proprietary technology. See Part 1 Item 1 "Business - Patents, Trade Secrets and Licenses" of the Company's 1998 Annual Report on Form 10-K for a discussion of the Company's patents and other intellectual property.

        During 1998, the Company experienced various changes in its management and technical staff. Competition for employees with technical, management and other skills is intense. The Company's failure to retain the services of key personnel or to attract additional qualified employees could materially and adversely affect the Company's business.

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

        The Company has assessed the impact that the arrival of the year 2000 may have on its business and operations. This issue arises because many of the computer systems and software products currently in use are coded to accept only two-digit entries in the date code field. When the year 2000 arrives, these date code fields will have to accept four-digit entries to distinguish between dates in the twentieth century from those in the twenty-first. There is widespread concern that, given the extent to which computers, software and integrated circuits have come to permeate every facet of today's society, including the world of commerce, the failure to distinguish between dates beginning with "19" and those beginning with "20" may cause widespread disruption to the conduct of business in the United States and throughout the world.

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

        In addition to assessing the impact of the year 2000 on its internal operations, the Company has also assessed the impact of the year 2000 on its products. The Company has assessed the impact of the year 2000 on its hearing devices and fitting systems software products and has communicated with vendors of critical components to assess the year 2000 compliance of such components and such vendors' state of readiness for the year 2000. The Company has determined that its hearing devices are year 2000 compliant. The Company's fitting systems software products have also been determined to be year 2000 compliant. Additionally, the Company has completed an assessment of the impact of the year 2000 on the vendors of critical components and their products. Based on responses from these vendors, it is not anticipated that such vendors will be impacted by the year 2000 to an extent that would cause any significant disruption to the Company's operations.

        To date, the Company has incurred approximately $240,000 in addressing the impact of the year 2000. Such amounts have been expensed as incurred. The Company estimates that total costs of addressing the year 2000 problem will not exceed $400,000.

        The Company believes that a significant risk it faces from the year 2000 is risk that is outside of its control. Notwithstanding written assurances from the Company's vendors regarding year 2000 compliance, there is no guarantee that the year 2000 will not cause a disruption in supply of critical components. To address this issue, the Company has implemented a contingency plan of establishing a reasonable safety stock of any critical, sole-sourced components in amounts that will permit the Company to weather an interruption of supply. Given the Company's reliance on suppliers of critical, sole-sourced components for its devices, the Company is relying on these suppliers to address the year 2000 issues in their own products and operations, and the failure of such suppliers to adequately address these issues could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

                  The information required by this Item is included under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That may Affect Future Operating Results" on pages 15 and 16.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

                  On May 7, 1999 the Company confirmed that it is in discussions with another party concerning a possible business combination involving the two companies at a price of $8.00 per share. The Company stated that it could provide no assurance that a transaction will be consummated and that it does not intend to comment further on any potential transaction until either a definitive agreement is approved by both companies' Board of Directors or discussions are terminated.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 10.46: Master Term Lease Agreement Between the Registrant and IBM Ireland Limited dated March 26, 1999.

            (b)     Exhibit 27.01: Financial data schedule

            (c)     Reports on Form 8-K
                    None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RESOUND CORPORATION



                                    /s/ Robert D. Luttrell
                                    ---------------------------------------
                                    Robert D. Luttrell
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting
                                     Officer)


Date:  May 10, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NO.             DESCRIPTION
--------        -----------
Exhibit 10.46:  Master Term Lease Agreement Between the Registrant and
                IBM Ireland Limited dated March 26, 1999.

Exhibit 27.01:  Financial data schedule
